Form 10-K405
period 2001-03-31
SCHULER HOMES INC
filed 2001-07-05
CIK 1126899

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number 0-32461

SCHULER HOMES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	99-0351900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Continental Boulevard, Suite 100
El Segundo, California	90245
(Address of principal executive office)	(Zip Code)

(310) 648-7200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
 None

Securities registered pursuant to Section 12 (g) of the Act:
Class A Common Stock, $.001 par value per share
(Title of each class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 15, 2001 was $162,616,203.

    The number of shares outstanding of the Registrant's Class A Common Stock as of June 15, 2001 was 21,754,443. The number of shares outstanding of the Registrant's Class B Common Stock, $.001 par value per share, as of June 15, 2001 was 18,754,727.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held in August, 2001 are incorporated by reference in Part III of this Annual Report on Form 10-K.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2001

PART I

ITEM 1. BUSINESS

    The Company had no operations until the consummation of the April 3, 2001 merger wherein the Company acquired the operations of Schuler Residential and Western Pacific. Thus, unless the context indicates otherwise, all references to "Schuler Homes," "we," "our," "ours" and "us" refer to Schuler Homes, Inc. and its consolidated subsidiaries and the information presented in this Annual Report on Form 10-K gives effect to the transactions described under the heading "Our History—The Merger" and "Our History—2001 Notes Offering." References to "pro forma combined" or "on a pro forma combined basis" give effect to the merger as if the merger had occurred at the beginning of the period presented for operating data and at the end of the period for balance sheet data. As used herein, the term "Proxy Statement" shall mean the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders to be held on August 16, 2001.

Disclosure Regarding "Forward-Looking Statements"

    All statements other than statements of historical or current fact included in this report, including, without limitation, statements regarding our future financial position and profitability, business strategy, and management's plans and objectives for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology.

    Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("cautionary statements") are set forth below and elsewhere in this report including under the section entitled "Risk Factors." These factors include, among others:

  •
  our ability to continue profitable, growing operations on a combined company basis;

  •
  our ability to pay interest and principal on our substantial debt;

  •
  our ability to borrow or otherwise finance our operations in the future;

  •
  our ability to compete in our existing or future markets;

  •
  our ability to retain or replace key executives or operational management;

  •
  our ability to locate parcels of land at prices to sustain the profitability of our operations;

  •
  an increase in the level of governmental regulation, particularly with respect to the land approval process;

  •
  we may encounter significant increases in labor costs, the cost of construction materials and the cost of financing; or

  •
  general economic trends as may affect our customers' ability or desire to purchase a new home.

    We urge you to review carefully the section "Risk Factors" in this report for a more complete discussion of the risks of an investment in our company. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

The Company

    We are among the fifteen largest builders in the country based on numbers of homes sold. In the fiscal year ended March 31, 2001, on a pro forma combined basis, as adjusted for the June 2001 notes offering and the application of the proceeds therefrom, we delivered 4,897 new homes, generated over $1.3 billion in revenues and earned $59.3 million in net income. We are among the top five homebuilders based on numbers of homes sold in Northern California, Southern California, Colorado, Hawaii, Washington and Oregon, and we have a growing presence in Arizona, where we recently began operations.

    We design, build, and market single-family attached and detached homes to entry-level and first-time move-up buyers and, to a lesser extent, second-time move-up buyers in major suburban markets in California, Colorado, Hawaii, Washington, Oregon and Arizona. We offer a variety of homes generally ranging from 700 to 5,000 square feet in size with an average sales price during the fiscal year ended March 31, 2001 of $284,000.

    From 1996 to the fiscal year ended March 31, 2001, on a pro forma combined basis, as adjusted for the June 2001 notes offering and the application of the proceeds therefrom, our revenues and net income grew from $163.3 million and $2.2 million, respectively, to $1,341.5 million and $59.3 million, respectively. At March 31, 2001, on the same basis, we had $58.5 million in cash, $858.1 million in real estate inventories, $512.0 million in debt, and $394.6 million of stockholders' equity.

    We believe we are well positioned for future growth. As of March 31, 2001 on a pro forma combined basis, we controlled approximately 29,600 building lots, of which 53% were under option, and we were actively selling in 78 communities and had a backlog of 1,725 homes under contract awaiting delivery, representing $455.7 million in future revenues. We have received orders for 5,102 new homes with a value of $1.46 billion for the twelve months ended March 31, 2001, up from 4,852 new orders with a value of $1.24 billion for the same period of 2000 on a pro forma combined basis, or an increase of 17.7% in dollar value.

Our History

Schuler Residential

    Our co-Chairman, President and CEO, James K. Schuler, originally began business in the Hawaii market in 1973. In 1992, Schuler Homes, Inc. (now known as Schuler Residential, Inc.) completed its initial public offering and in late 1996 adopted a strategic expansion plan designed to geographically diversify its operations outside of the Hawaii market. As part of its diversification strategy, the California, Colorado, Washington, Oregon and Arizona housing markets were entered either by acquiring existing homebuilders or starting new homebuilding divisions.

Western Pacific

    Western Pacific was formed in December 1993 by Eugene S. Rosenfeld, our co-Chairman, with the objective of taking advantage of the anticipated recovery of the residential real estate market in California. Mr. Rosenfeld began his career in homebuilding in 1963 at Kaufman & Broad, Inc., later serving as their CEO from 1968 to 1976. Western Pacific began operations in Orange County and the Inland Empire in 1993 and expanded its presence in southern California by entering San Diego County in 1995, Los Angeles County in 1996 and Ventura County in 1997.

    In 1996, the northern California housing market showed signs of strengthening. Focused on geographic diversification, Western Pacific began operations in northern California in 1996 in the South Bay area of San Francisco and entered San Jose in 1997. Western Pacific acquired Porter Homes in April 1998, further expanding its presence in northern California.

The Merger

    We were formed in order to effect the combination of the operations of Western Pacific and Schuler Residential, Inc. (formerly Schuler Homes, Inc.). On April 3, 2001, the operations of the two entities were combined. On June 21, 2001, we effectuated the upstream merger of Schuler Residential into ourselves.

    In connection with, and as a result of, the April 3rd merger, we had outstanding approximately 40.3 million shares of common stock. Benefits from the merger include strong, diversified land positions, increased equity market capitalization and increased visibility in the capital markets. We believe that the merger will be successful due to a variety of factors including our complementary market positions, similar corporate cultures, depth of management and proven track records.

2001 Notes Offering

    On June 28, 2001, we consummated the issuance and sale of our 9 3/8% Senior Notes, due 2009, in the aggregate principal amount of $250 million and of our 10 1/2% Senior Subordinated Notes due 2011 in the aggregate principal amount of $150 million (collectively, the "Notes"). In connection with the issuance and sale of the Notes, we entered into (i) a Purchase Agreement with our subsidiaries, and with UBS Warburg LLC, Banc of America Securities LLC, Fleet Securities, Inc. and Salomon Smith Barney, Inc. (collectively, the "Initial Purchasers") providing for the purchase of the Notes by the Initial Purchasers; (ii) Registration Rights Agreements with our subsidiaries and the Initial Purchasers, pursuant to which the we agreed to file a registration statement with the Securities and Exchange Commission within 90 days of the June 2001 offering with respect to the offer and sale of $400 million in aggregate principal amount of notes (the "Exchange Notes") that will be issued and offered in exchange for the Notes in an exchange offer, as well as to register the Notes pursuant to one or more shelf registrations under certain circumstances, all at the our expense; and (iii) Indentures with U.S. Bank, as Trustee, pursuant to which the Notes and the Exchange Notes will be governed. We intend to repay a substantial portion of our and our subsidiaries' outstanding indebtedness (other than the 9% Senior Notes due 2008) with the proceeds of the offering of the Notes.

Competitive Strengths

    We believe we possess the following competitive strengths:

  •
  Conservative operating profile. In all areas of our business, we seek to minimize risk while maximizing profitability. As a result, we take a conservative approach to land management by utilizing land purchase options, generally investing in residential developments that do not exceed a 2-3 year build-out period and closely controlling our inventory of unsold homes. In addition, we maintain stringent financial and operational control with a sophisticated management information systems platform. This system enables executive management to closely monitor home construction and financial performance at the divisional level. Also, we believe our financial leverage is conservative and, in conjunction with our strong margins, will enable us to better manage through a cyclical downturn in the housing industry or in the general economy.

  •
  Industry-leading margins. Among public homebuilders, on a pro forma combined basis, we currently have among the highest operating margins in the industry. These margins enable us to generate high returns on our invested capital and also afford us strong discretionary pricing flexibility during slower economic periods.

  •
  Leading positions in high growth western markets. We believe that we are among the top five builders based on numbers of homes sold in California, Colorado, Hawaii, Washington and Oregon. Given the positive long-term growth dynamics of each of these markets, we believe that we are well positioned for future growth. Additionally, as one of the leading builders in each of these markets, we believe that we enjoy a competitive advantage with respect to general market knowledge, access to land deals, access to subcontractors and knowledge of local regulatory requirements.

  •
  Diverse customer base. We build a wide variety of homes targeting first-time, first-time move-up and, to a lesser extent, second-time move-up homebuyers. By doing so, we are able to focus our product on the buyer segment with the most attractive demand characteristics in each market in which we operate as driven by economic and demographic trends.

  •
  Deep and experienced management with significant equity ownership. Our executive management team has an average of 19 years of experience in the homebuilding industry and controls over 25% of our common stock. Additionally, our divisional presidents average 16 years of experience in the markets in which they build.

Business Strategy

    We attribute our strong financial performance, in part, to the following elements of our business strategy:

  •
  Grow within existing markets. We currently build homes in some of the fastest growing states within the western United States. We believe that within our markets there are significant growth opportunities. By focusing on our existing markets, we are able to best leverage our local market knowledge and our relationships with local land sellers, subcontractors and other key trades-people and suppliers.

  •
  Build diverse range of homes. We offer a wide range of homes targeted to different types of home buyers in order to maximize our potential customer base. We have historically built single family homes, townhomes and condominiums focused on entry-level and first-time move-up home buyers. We also, though to a lesser extent, build second-time move-up single family homes. Our homes currently range from 700 to 5,000 square feet in size with an average sales price during the fiscal year ended March 31, 2001 of $284,000.

  •
  Manage land inventory efficiently. We seek to control sufficient building lots for 5-6 years of homebuilding operations but only own a sufficient supply for 2-3 years of homebuilding operations. In order to minimize risk, we generally limit the number of lots acquired for a specific project so that project build-out typically does not exceed three years. To the extent that land is unentitled, we seek to control it through options and purchase it only after it has been entitled.

  •
  Target conservative financial leverage. Our objectives include a conservative approach to financial leverage and we seek to maintain maximum financial flexibility. While we expect to experience seasonal variations in our leverage position that are typical of our industry, we manage our financial leverage to be conservative on an overall basis, taking seasonal variations into account. At March 31, 2001, on a pro forma combined basis as adjusted for the June 2001 notes offering and the application of the proceeds therefrom, we had $58.5 million in cash, $858.1 million in real estate inventories, $512.0 million in debt, and $394.6 million of stockholders' equity.

  •
  Provide superior quality and customer service. We seek to build the highest quality homes and aim to achieve 100% customer satisfaction. To this end, we have a dedicated manager at each operating division whose role is to provide senior executive support to the customer throughout the sales process, and, following the closing, to ensure that any questions, concerns or complaints are dealt with expeditiously. We also offer a warranty program that provides for a one-year warranty on building materials, appliances and workmanship and a ten-year statutory warranty with respect to structural defects.

Markets

    We rank as one of the top five builders based on number of homes sold in each of the markets in which we operate (excluding the recently commenced division in Arizona). The current stage of a division's growth cycle will vary from division to division as will the level of investment in, or dependence upon the financial results of, a particular division. The Arizona division commenced operations during the past fiscal year, and, although it did not contribute significantly to current year results, it is expected to increase its contribution during future periods.

    We believe that population and employment growth are two important drivers of demand for new housing. Presented below under the headings which pertain to each of the markets in which we operate are brief overviews of population and employment growth rate data, as well as data concerning growth in single-family housing starts for the corresponding periods, for each market and for the United States as a whole.

California

    We entered California in 1994. Our California operations currently consist of six operating divisions, five of which operate under the Western Pacific brand and one, in Northern California, that operates as Schuler Homes. Of the six California divisions, five commenced operations as start-up divisions and the other, serving the North Bay/Sacramento marketplace, was established through the acquisition of Porter Homes in April 1998. In conjunction with the acquisition of Porter Homes, we also acquired a mortgage brokerage company which now operates as Western Pacific Funding and serves our Northern California homebuyers. In the fiscal year ended March 31, 2001, on a pro forma combined basis, we closed 2,579 home sales.

Colorado

    We entered the Denver, Colorado homebuilding market in January 1997 by acquiring Melody Homes, Inc., one of the largest builders in the Denver market, and Melody Mortgage, which operates as a mortgage brokerage firm for Melody homebuyers. We believe we are well-positioned to benefit from potential future growth in the Denver housing market as a result of a strong land position and local market knowledge. Since its inception in 1953, Melody Homes has grown to rank consistently among the top three homebuilders in the Denver market based on number of homes sold and is managed by a senior executive with over 26 years experience with Melody Homes and in the Denver market. Our projects are principally located in Denver, Fort Collins and Colorado Springs. In the year prior to its acquisition by us, Melody Homes closed 639 home sales. Since then, Melody Homes has more than doubled its volume of homes closed to 1,396 in the fiscal year ended March 31, 2001.

Hawaii

    We started as a homebuilder in Hawaii in 1988, where we solely operated until the mid-1990's. We currently have projects on the islands of Oahu, Maui and Kauai. In the fiscal year ended March 31, 2001, we closed 344 homes in Hawaii.

Washington

    We entered the Puget Sound, Washington market in July 1997 by acquiring a 49.0% interest in Stafford Homes, a homebuilder with over 30 years of operations in this market. We subsequently increased our ownership interest in Stafford Homes to 89.0% and 100.0% in January 1999 and January 2001, respectively. In the fiscal year ended March 31, 2001, we closed 343 homes in Washington.

Oregon

    We entered Oregon in late 1996. In October 1998, we expanded our presence in the Oregon market with the acquisition of options to purchase land and other assets from Keys Homes, Inc., a Portland, Oregon homebuilder. Keys was engaged in the construction and sale of single-family, duplex and cottage homes targeted for the entry-level market. In the fiscal year ended March 31, 2001, we closed 234 homes in Oregon.

Arizona

    In July, 1999, we acquired certain assets, primarily joint venture interests and options to purchase land, of Rielly Homes, Inc., a homebuilder in southern California and Phoenix, Arizona. The Arizona operations that commenced activity in 2000 currently control approximately 1,600 building lots and anticipate closing home sales in the first fiscal quarter of fiscal 2002.

    We currently plan to focus our expansion efforts within our existing markets and have no current plans for entry into additional markets or outside acquisitions. We will, however, continue to evaluate strategic investments, joint ventures or favorable acquisitions as a means of expanding operations.

Project and Product Descriptions

    We have historically focused, and plan to continue to focus, on entry-level and first-time move-up housing in the form of single-family residences, townhomes and condominiums and, to a lesser extent, second-time move-up single-family homes. Generally, we determine the type of product, specification level, project amenities and pricing before completing the land acquisition process. Homes in each residential project are specifically designed to meet local buyer preferences and to be competitive within the marketplace. In designing homes, we also take into account new homes being offered by other homebuilders and homes available in the resale market.

    In California, we typically design new or modify existing home plans specific to a particular community. This ensures that the product design, specification level and amenities address the market segment, anticipated buyer preferences and site conditions such as the size of the building lot.

    In Denver and other markets, we use standardized home designs and pre-fabricated components wherever feasible. This standardization facilitates efficiencies in the on-site construction of homes and supports on-site mass production and bulk purchasing of materials by contractors and subcontractors, thus reducing costs and expensive change orders. However, we occasionally develop new designs to assure that our homes continue to attract customers.

    We attempt to maximize efficiency by using standardized design plans whenever possible and sharing design plans among projects. However, we can alter our product mix within a given project depending on market conditions, demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. As a result of our expansion into new markets, the number and location of our active projects has increased and our home designs and product mix have expanded and changed. In addition, a variety of exterior and interior options are available to allow customers the opportunity to enhance their home purchases and tailor the homes to their particular lifestyle needs.

    Our home and lot closings and land position (including joint ventures) on a pro forma combined basis as of and for the year ended March 31, 2001 are as follows:

	Year Ended March 31, 2001(1)			As of March 31, 2001(1)
Market	Homes Closed	Average Sales Price	Total Number of Projects for Development(2)	Number of Projects in Sales Stage(3)	Building Sites Owned or Controlled(4)	Backlog(5)
Southern California:
San Diego	601	$344,000	25	6	3,800	225
Los Angeles/Ventura	418	362,000	20	8	2,700	134
Orange County/Inland Empire	347	306,000	16	7	1,700	59
Northern California:
North Bay/Sacramento	552	330,000	24	7	2,600	161
East Bay	358	308,000	25	4	5,200	122
South Bay/SF peninsula	303	423,000	15	5	1,100	101

Total California	2,579	340,000	125	37	17,100	802
Colorado	1,396	207,000	47	17	7,100	585
Hawaii	344	265,000	33	8	2,400	145
Washington	343	288,000	20	8	1,100	95
Oregon	234	155,000	12	5	300	67
Arizona	1	197,000	14	3	1,600	31

Total	4,897	$284,000	251	78	29,600	1,725

(1)
Includes information relating to 100% of the operations of our unconsolidated joint ventures.

(2)
Reflects the total number of projects owned or under option or similar contract, including projects with homes in the sales stage, under construction and projects in various stages of planning.

(3)
Represents the number of active projects in respect of which home or lot sales closed or homebuyers have entered into standard sales contracts.

(4)
Represents the estimated number of homes based on approximately 14,000 lots relating to land owned and approximately 15,600 lots relating to land under option or similar contracts, including homes under construction and backlog. Although we currently intend to consummate the purchase of the parcels under purchase options or similar contracts, we cannot assure you that we will complete the purchases or acquire the land under purchase options.

(5)
Represents homes and lots subject to pending sales contracts that have not closed, some of which are subject to contingencies, including mortgage loan approval, the sale of existing homes by customers and project approvals by the applicable government authority. In the past, our backlog has been a reliable indicator of future closings, but we cannot assure you that homes and lots subject to pending sales contracts will close.

Land Acquisition and Development

    We maintain a conservative land acquisition policy designed to optimize profitability and return on capital while minimizing the risks associated with investment in land. We generally limit the number of lots acquired for a specific project so that our project build-out typically does not exceed three years. We consider a number of factors in evaluating land acquisitions, including:

  •
  return on investment, risk profile and overall profitability;

  •
  capital required for development of the project and impact on liquidity and leverage;

  •
  financial and legal reviews as to the feasibility of the proposed project;

  •
  management's judgment as to the real estate market economic trends;

  •
  management's experience in a particular market;

  •
  internal and external demographic and marketing studies;

  •
  results of environmental due diligence; and

  •
  ability and time to secure required government approvals and entitlements.

    As part of our ongoing land acquisition policy, we normally purchase land that is already zoned and entitled for residential development.

    We generally use options or land purchase agreements to obtain control of desired parcels of land. Our purchase and option agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain any necessary governmental approvals. During the contingency period, we confirm the availability of utilities, complete marketing feasibility studies, verify site and construction costs and review soil and environmental reports. We believe that the use of purchase agreements with options in certain acquisitions may increase the price of land but in other acquisitions provides opportunities to create value by undertaking project approval and planning during the option period. We can extend many of these options for varying periods of time, in some cases by paying an additional deposit and in some cases without an additional payment.

    We have experienced an increase in competition for available land in some of our market areas, which we believe is due to an improved economy and increased governmental regulation. Our ability to maintain current levels of profitability will depend on our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of land.

    We also enter into partnerships or joint ventures to purchase land and develop our communities when such arrangements are necessary to acquire the land or when it appears to be economically advantageous to do so.

    Our principal focus is the construction and sale of single-family, townhome and condominium residential housing. However, we occasionally offer residential lots for sale where we perceive an attractive market opportunity, resulting in a reduction in inventories and leverage and reducing the risk associated with continued ownership.

    Our homebuilding projects have typically taken one to three years to build out. The actual length of time to build out a project depends on the project's size, regulatory approvals, economic conditions and geological conditions at the site. Larger projects are divided into phases, so that more than one product type can be developed, marketed and sold on a concurrent basis. We have typically acquired interests in tracts of land that require site improvements prior to construction and are suitable for a subdivision comprised of between 50 and 200 building lots for a respective product type. However, from time to time, we have acquired finished lots from land developers and anticipate that we will periodically acquire finished lots from land developers in the future.

    We anticipate that some of our currently planned projects in Hawaii will take longer to build out and will include a larger number of building lots. Offsite and infrastructure requirements for these larger projects that generally must be fulfilled prior to the construction of homes increase the amount of cash expended at the beginning of these projects.

Construction

    We typically act as our own general contractor for construction of our projects with our personnel supervising the construction process. As general contractor, we are responsible for managing the construction process, coordinating the activities of all subcontractors, suppliers and building inspectors and following design plans generally prepared by consulting architects and engineers whom we retain and whose designs target the local market. In addition, we work closely with contractors and subcontractors on engineering, site preparation, environmental impact analysis, purchasing, architectural design, site planning, coordinating governmental approvals, contract management and closings. We sometimes require our general contractors or subcontractors to post lien-free completion and performance construction bonds. We believe that our relations with our subcontractors are good. Our homes include single-family residences, townhomes and condominiums which range in size from approximately 700 to 5,000 square feet. We typically complete the construction of a home within three to eight months from commencement of construction. Our construction cycle time depends on the time of year, availability of labor, materials and supplies and other factors. Our homes are generally designed by outside architectural firms complemented by our in-house architects, in certain divisions. We occasionally depart from the traditional wood-frame method of construction and use steel building components in our projects if we believe it would be cost-effective and efficient to do so.

Sales and Marketing

    We view the creation and maintenance of a strong brand image as a key element of our marketing strategy. Our marketing efforts focus on anticipating and responding to customer concerns and enhancing customer satisfaction. We believe that our brand name is strengthened and reinforced through a strategic corporate advertising campaign that integrates print, point-of-purchase, web site design and collateral materials.

    To enhance the selling process, we operate design centers in most of our divisions. The design centers are staffed with interior design specialists who assist customers in selecting interior and exterior colors as well as standard options and upgrades. The decorating centers provide full-sized samples, vignettes and computer-aided graphics. We believe that design centers reduce customer anxiety in the decorating and selection process, significantly contribute to customer satisfaction and provide opportunities to enhance revenues and gross margins.

    Generally, three to four model homes are built and decorated at each project to display design features. Model homes play a key role in helping buyers understand the efficiencies and value provided by each plan type. Our personnel, along with subcontracted marketing and design consultants, seek to design exteriors and interiors of each home to coincide with the lifestyles of the targeted buyers. Various plan types and elevations are utilized to provide a more varied scene of "customization" for the buyers.

    We sell homes primarily through commissioned employees who typically work from a sales office located at each project, as well as through cooperating independent brokers. In all instances, our personnel are available to assist prospective buyers by providing them with floor plans, pricing information, financing options, tours of model homes and the selection of options and upgrades. We generally do not permit changes in home design, but home buyers may select, at additional cost, various optional amenities such as prewiring options, upgraded carpet quality, varied interior and exterior color schemes and finishes and occasionally expanded rooms and varied room configurations.

    Our objective is to minimize levels of unsold inventory by pricing our homes competitively and marketing our homes in advance of construction. We accomplish pre-sales by entering into pre-construction sales contracts with our customers. These sales contracts generally provide for requisite mortgage approval within a specified period. We attempt to minimize cancellations by requiring a cash deposit from our customers and by training our sales force to assess the qualifications of potential homebuyers.

Customer Financing

    We assist our home buyers in obtaining financing from mortgage lenders offering a variety of financing options, including conventional and Federal Housing Administration financing programs. We provide customer financing in the Colorado market through Melody Mortgage Co. and in northern California through Western Pacific Funding, Inc. In addition to Melody Mortgage and Western Pacific Funding, we expanded our mortgage brokerage operations in June 2000 by forming Schuler Mortgage, Inc. to provide mortgage loans to our buyers in Washington and Oregon. Schuler Mortgage has contracted with HomeBuilders Financial Network, Inc. to assist in initially establishing mortgage brokerage operations. We provide mortgage originations only and do not fund, retain or service mortgages that we originate. Other divisions incorporate the use of cooperative advertising arrangements with preferred lenders.

Customer Service and Quality Assurance

    We make the quality of our homes a top priority. We strive to offer a process which provides a positive atmosphere for each customer throughout the pre-sale, sale, building, closing and post-closing periods. We believe the participation of the sales representatives, on-site construction supervisor and the post-closing customer service personnel, working as a team, help us build a reputation for quality service and higher customer retention and referrals.

    In addition, we maintain a customer service department that is responsible for serving pre-closing and post-closing customer needs. Prior to closing, a customer service representative accompanies the buyer on a home orientation and inspection tour. Post-closing, a customer service representative follows up with the customer to ensure satisfaction, to answer questions and to help resolve any concerns, including responding to warranty requests. In addition, to monitor customer satisfaction with the home buying experience, surveys are sent to new home buyers from the corporate office.

    Homebuyers are provided with a limited warranty program which, in general, provides for a one-year warranty on building materials, appliances and workmanship and a ten-year statutory warranty with respect to structural defects. We strive to conduct business with only those suppliers and subcontractors who provide similar warranties to us. We require liability insurance from all of our subcontractors, who repair defects until their obligations end.

Information Systems

    We have designed our management information systems with an emphasis on providing relevant, up-to-the-minute operational and financial reporting for divisional and executive management. We use frequent periodic reports of sales, production, scheduling and budgeting by project and division for planning and monitoring purposes.

    We have implemented an integrated management information system adapted from a software package recognized by the homebuilding industry and used by other regional and national homebuilders. We use other specialized software packages for specific applications that include project feasibility analysis, tracking construction scheduling and sales activities, including option and upgrade ordering and management. Our management information systems are scalable and have the capacity to support larger volumes of activity than we presently generate.

Competition

    The development and sale of residential properties is highly competitive and fragmented. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous national, regional and local builders, including some builders with greater financial resources. Builders of new homes compete not only for homebuyers, but also for desirable properties, raw materials and skilled subcontractors. We also compete for residential sales with individual resales of existing homes and available rental housing. Competition is particularly intense when we enter or start operations in a new market area until our reputation becomes firmly established in that area. We believe that we compare favorably to other builders in the markets in which we operate and that we have significant competitive advantages. We have grown to become a top fifteen national builder and are among the top five in each market in which we have had a history of operations. Our senior management at both the corporate and divisional operating levels have extensive experience in homebuilding, land development and related real estate disciplines.

Employees

    As of March 31, 2001 on a pro forma combined basis, we had approximately 1,100 full-time employees. Although none of our employees are covered by collective bargaining agreements, some of the employees of contractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that we have good relationships with our employees and contractors.

Government Regulation

    We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction, disclosure requirements, sales personnel and policies and similar matters, including local regulation that imposes restrictive zoning and density requirements limiting the number of homes that can be built within the boundaries of a particular area. Because we generally have purchased land that has already been zoned for residential development, restrictive zoning issues have not had a material adverse effect on our development activities. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws that apply to any given homebuilding site vary according to the site's location, the site's environmental conditions and the present and former uses of the site, as well as adjoining properties.

    Our residential developments that are in progress or are currently being planned will generally require various permits and approvals.

    In the past, governmental agencies in Hawaii have imposed various formal and informal policies at both the state and county level to promote affordable housing by placing conditions on the rezoning of land for residential development. At the present time, the state requires compliance with the various county affordable housing conditions. Each county is different as to the percentage of residential units that must be sold to eligible buyers. Eligibility is defined as the price at which a purchaser earning a percentage of the local median income is able to qualify for a mortgage.

Substantial Debt

    We currently have a substantial amount of debt. As of March 31, 2001 on a pro forma combined basis as adjusted for the June 2001 notes offering and the application of the proceeds therefrom we had approximately $512.0 million of indebtedness outstanding. In addition, subject to restrictions in the indentures and our credit facility, we may incur additional indebtedness. In particular, as of March 31, 2001, on a pro forma combined basis as adjusted for the offering and the application of the proceeds therefrom, we would have had over $180 million of additional borrowing capacity under the revolving portion of our credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.

    Our substantial debt could have important consequences for you, including:

  •
  making it more difficult for us to pay interest and principal with respect to our debt;

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing to fund future working capital, acquisitions and other general corporate requirements;

  •
  requiring a substantial portion of our cash flow from operations for interest and principal payments on our debt and reducing our ability to use our cash flow to fund working capital, acquisitions and general corporate requirements;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  exposing us to fluctuations in the interest rate environment, because our credit facility is at a variable rate of interest; and

  •
  placing us at a disadvantage compared to our competitors who have less leverage.

Cyclical Nature of the Homebuilding Industry

    The homebuilding industry is very cyclical and highly sensitive to changes in general economic and business conditions, both local and national, such as:

  •
  population growth;

  •
  employment levels;

  •
  availability of financing for land acquisitions, construction and permanent mortgages;

  •
  interest rates; and

  •
  consumer confidence and income.

    An oversupply of alternatives to new homes, such as rental properties and resale homes, could depress prices and reduce margins for the sale of new homes. Sales of new homes are also affected by the condition of the resale market for homes, including foreclosed homes.

    General economic and business conditions, both local and national, may be less favorable in the future. For example, California underwent a significant recession in the early 1990s. Because a substantial portion of our projects are located within California, a decline in the economic and business conditions in California could significantly affect the demand for our homes. Increases in the rate of inflation could adversely affect our margins by increasing our costs and expenses. In times of high inflation, demand for housing may decline and we may be unable to recover our increased costs through higher sales prices.

Inventory Risk

    We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, we may have bought and developed land on which we cannot profitably build and sell homes. As a result of our growth, we are developing more land than we were in recent years. The market value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. We cannot assure you that the measures we employ to manage inventory risks will be successful.

    In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly low margins or at a loss.

Possibility of Supply Risks and Shortages

    The homebuilding industry has from time to time experienced significant difficulties, including:

  •
  shortages of qualified trades people;

  •
  reliance on local subcontractors, who may be inadequately capitalized; and

  •
  volatile increases in the cost of materials, particularly increases in the price of lumber, drywall, framing and cement, which are significant components of home construction costs.

    Moreover, the residential construction industry has from time to time experienced material and labor shortages, including shortages in insulation, drywall, cement and lumber. These labor and material shortages can be more severe during periods of strong demand for housing. Some of these materials, including lumber, cement and drywall in particular, have experienced volatile price swings. Similar shortages and price increases in the future could cause delays in and increase our costs of home construction, which in turn would harm our operating results. To date, none of the foregoing has had a material adverse effect on our results of operations or financial condition. We do not reasonably expect any of the foregoing to have a material adverse effect on our future operations or financial condition.

Weather and Natural Disaster

    Weather may significantly influence demand in some of our markets. In addition, adverse weather conditions may delay site improvements and foundation work, among other construction processes. Landslides, soil subsidence, earthquakes and other geologic events could occur that could cause damage to, delays in the completion of, or a reduction in consumer demand for, our projects. A large portion of our projects are located in California and Washington, which have experienced significant earthquake activity, and some of our projects are located in Hawaii, which is characterized by dynamic volcanic activity. Losses associated with these events may not be insurable, insurable at a reasonable cost or subject to effective indemnification arrangements. In addition to direct damage to our projects, earthquakes or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion. Weather patterns that result in unseasonably cool temperatures, rain or snow, water shortages or floods, or any of the other factors described above may materially adversely affect our financial condition or results of operations.

Slow Growth Initiatives

    Several states, cities and counties, including some in which we have sold a significant number of homes, have in the past approved, or approved for inclusion on their ballot, various "slow growth"

initiatives and other measures which could impact the availability of land and building opportunities within those localities. For example, in Colorado, a state-wide initiative was on the November 2000 ballot which, if it had passed, would have generally limited development to growth areas designated by local governments and approved by popular vote of the electorate at a regular election in the applicable jurisdiction. Also, in Arizona, a state-wide initiative was on the November 2000 ballot which, if it had passed, would have restricted the ability of homebuilders to build outside of designated, pre-existing urban areas. Neither of these initiatives passed, but approval of other slow growth measures would reduce our ability to build and sell homes in the affected markets and create additional costs and administrative requirements, which in turn could harm our future sales and earnings.

Need for Additional Funds for the Growth and Development of our Business

    Our operations require significant amounts of cash and we may be required to seek additional capital, whether from sales of equity or by borrowing more money, for the future growth and development of our business. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. Moreover, the indentures for our outstanding debt and our revolving credit facility contain provisions that may restrict the debt we may incur in the future. If we are not successful in obtaining sufficient capital, it could reduce our sales and may adversely affect our future growth and earnings.

Possibility of Utility Shortages or Pricing Increases

    California, one of our homebuilding markets, has experienced widespread shortages and outages of electric utility service in recent periods, in addition to significantly increased utility costs. Similar shortages or pricing increases may occur in any of our other markets. Continued shortages or outages and increased pricing of electric utilities could cause us to incur significant additional costs or slow our planned growth, or could adversely affect regional economic factors such as job and population growth and new housing demand.

The Cost and Availability of Home Mortgage Financing

    Most home buyers obtain mortgage loans to finance a substantial portion of the purchase price of their homes. In general, housing demand is adversely affected by increases in interest rates, and by decreases in the availability of mortgage financing. In addition, there have been discussions of possible changes in federal income tax laws which would remove or limit the deduction of home mortgage interest and to limit the exclusion of gain from the sale of a principal residence. If effective mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may be negatively affected. Our homebuilding activities are also dependent upon the degree to which the availability and cost of mortgage financing permits potential customers to sell their existing homes and purchase homes from us. Any limitations or restrictions on the availability of such financing could adversely affect our sales.

Availability of Suitable Land

    Due to the improved economy in many of our markets and the increased availability of capital during the past several years, we have experienced an increase in competition for available land in some of our market areas. Our ability to continue development activities over the long-term will be dependent upon their continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land and consummate the acquisition and complete development of such land. The increase in land costs may result in reduced profits for our operating subsidiaries and could have a material adverse effect on our results of operations and financial condition.

Effects of Fluctuations in Real Estate Values or Changes in our Strategies

    The homebuilding industry is subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with generally accepted accounting principles, and some of those write-downs could be material. Changes in strategy may also require us to write-down the book value of our real estate assets. For example, in contemplation of changes in strategy resulting from the merger, we have increased our product offerings in Hawaii by adding projects in various areas on the islands of Oahu, Maui, Kauai and Hawaii, while reducing our investment in longer term land parcels in areas where we have a concentration of land. This change in strategy resulted in an after tax non-cash charge for impairment of long-lived assets of approximately $22.2 million recognized during the quarter ended September 30, 2000. Any material write-downs of assets could have a material adverse effect on our earnings.

Growth of Operating Subsidiaries

    We have historically experienced substantial growth. While we have recently expanded our management, particularly, in the case of Schuler Residential, with respect to administrative personnel in the land acquisition, construction management, financial and administrative areas, we cannot assure you that we will be able to hire the necessary personnel or develop the infrastructure necessary to meet our anticipated future growth. Furthermore, we may not be able to further expand or enhance our operations on a timely and cost-effective basis, if at all, without disrupting our operations.

Possible Effects of Laws and Regulations

    We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Hawaii, in particular, has some of the strictest land use, environmental and agricultural laws in the United States, and the rezoning of land for urban development in Hawaii is a difficult and time-consuming process. We may also be subject to periodic delays in our homebuilding projects due to building moratoria and the slow growth initiatives discussed earlier.

    Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on homebuilders in the future. Although we cannot predict the effects of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures and increased carrying costs of unimproved property acquired for the purpose of development and construction, any of which could have a material adverse effect on our results of operations and financial condition. In addition, the continued effectiveness of permits we have already received or approvals we have already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretation and application.

    We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given homebuilding site vary according to the site's location, its environmental conditions and the present and former uses of the site, as well as that of adjoining properties. Although we attempt to limit our risk by thorough pre-purchase due diligence and the use of options for land acquisition where possible, environmental laws and conditions may still result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict our homebuilding activity in environmentally sensitive regions or areas.

Competition

    The homebuilding industry is highly competitive. Homebuilders compete for, among other things, desirable properties, financing, raw materials and skilled labor. We will compete both with large homebuilding companies, some of which have greater financial resources than we do, and with smaller local builders. We will also compete for sales with individual resales of existing homes and with available rental housing. If we cannot compete successfully for the raw materials and resources to construct our homes or with respect to sales of our homes, it could have a material adverse effect on our financial condition and results of operations. Competition will be particularly intense when we enter or start operations in a new market area until our reputation becomes firmly established in that area.

Controlling Stockholder

    We currently have two classes of stock outstanding, Class A common stock and Class B common stock. Although the holders of the Class B common stock have some approval rights in the case of certain extraordinary transactions, the Class A common stock generally has greater voting power than the Class B common stock because the Class A common stock has one vote per share, while the Class B common stock has one-half a vote per share. Furthermore, the holders of the Class A common stock have the ability to elect a majority of our board of directors.

    Mr. Schuler, by virtue of his substantial beneficial ownership of our outstanding Class A common stock, has the effective power to elect all of the directors that are elected by the holders of our Class A common stock. Consequently, he is able to elect a majority of our board of directors and exercise control over our business and affairs. Furthermore, Mr. Schuler is effectively able to determine the outcome of all matters submitted to the Class A stockholders, including approval of significant transactions, such as a sale of the company. Circumstances may occur in which the interests of Mr. Schuler could be in conflict with your interests as a noteholder. In addition, Mr. Schuler may have an interest in pursuing acquisitions, divestitures or other transactions that, in his judgment, could enhance his equity investment, even though such transactions might involve risks to you.

Integration and Operation Schuler Residential and Western Pacific as a Combined Company

    Since the consummation of the merger, we have been proceeding with the integration of our operations. The integration will involve a number of risks. In particular, the combined companies may experience attrition among management and personnel. The integration process could also disrupt the activities of our experience of our respective businesses. The combination of the two companies will require, among other things, coordination of management, administrative and other functions. Failure to overcome these challenges or any other problems encountered in connection with the merger could cause our financial condition, results of operations and competitive position to decline.

Dependence upon Key Executive, Financial and Operational Management

    Our success in integrating and conducting our business operations will be highly dependent upon our ability to retain the continuing service of our key management personnel. There is intense competition to attract and retain management and key employees in the markets where our operations are conducted, particularly in strong homebuilding markets like California. We believe we will be able to retain substantially all of our key management personnel; however, we cannot assure you that we will be able to do so. The loss of the services of one or more key management employees, particularly during the transition period, or our inability to attract and retain qualified personnel on an ongoing basis, could have a material adverse effect on our financial condition and results of operations.

The Indentures for our Debt and our Credit Facility Impose Significant Operating and Financial Restrictions

    The indentures for our debt and our credit facility impose significant operating and financial restrictions on us. These restrictions will limit our ability to, among other things:

  •
  borrow money;

  •
  pay dividends or make distributions on, or purchase or redeem, stock;

  •
  make investments and extend credit;

  •
  engage in transactions with affiliates;

  •
  consummate certain asset sales;

  •
  consolidate or merge with another entity or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

  •
  use our assets as collateral.

    We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities.

    In addition, our credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

ITEM 2.  PROPERTIES

    We lease approximately 97,000 square feet of office space for our operations under leases expiring in 2001 to 2007. We have entered into a new lease agreement for corporate office space in El Segundo, California and relocated in June 2001. The new lease consists of approximately 14,300 square feet and expires in June 2006. We own a 27,000 square foot building in Colorado, in which Melody has its corporate headquarters. We consider our current office space adequate for our current level of operations. We have not had difficulty in obtaining sufficient office space and believe we can renew our existing leases or relocate to new space as leases expire.

ITEM 3.  LEGAL PROCEEDINGS

    We are involved from time to time in routine litigation or threatened litigation arising in the ordinary course of our business. Any such currently pending matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Class A common stock is quoted on The National Association of Securities Dealers Automated Quotation System National Market ("Nasdaq Stock Market") under the symbol: SHLR. Prior to the consummation of the merger on April 3, 2001, the common stock of our subsidiary, Schuler Residential, Inc., formerly known as Schuler Homes, Inc., was quoted on the Nasdaq Stock Market under the same symbol.

    The number of stockholders of record of our Class A common stock at June 15, 2001 was approximately 230. There was one stockholder of record of our Class B common stock at June 15, 2001.

    We anticipate that all future earnings will be retained to finance the continuing development of our business and do not anticipate paying cash dividends on our Class A common stock or Class B common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our development activities, capital requirements, our general financial condition and general business conditions. Payment of dividends is also restricted by our credit facility.

    As of March 31, 2001, each of Schuler Residential and Western Pacific held 3,000,100 shares of our Class A common stock, which shares were redeemed upon the consummation of the merger.

Recent Sales of Unregistered Securities

    In connection with the merger, on April 3, 2001, Apollo Real Estate Investment Fund, L.P., Blackacre WPH, LLC and Highridge Pacific Housing Investors, L.P. transferred their partnership interests, membership interests and the stock or other ownership interests they own in Western Pacific Housing to WPH-Schuler, LLC, WPH-Schuler, LLC, which is owned by Apollo Real Estate Investment Fund, L.P., Blackacre WPH, LLC and Highridge Pacific Housing Investors, L.P. WPH-Schuler, LLC then contributed those interests to the Company in exchange for 18,754,727 shares of the Company's Class B common stock, which shares were issued to WPH-Schuler LLC. In addition, 1,411,703 shares of Class B common stock were issued to Greenwood Properties Corp., an affiliate of one of Western Pacific's lenders. Such issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such issuance did not involve any public offering of securities.

Conversion of Class B Common Stock

    Holders of our Class B common stock may elect to convert their shares of Class B common stock into shares of Class A common stock at any time, subject to restrictions imposed on the holders of Class B common stock that are parties to the stockholders agreement by and among our principal stockholders, including WPH-Schuler LLC, Apollo Real Estate Investment Fund, L.P., Blackacre WPH, LLC and Highridge Pacific Housing Investors, L.P., who collectively beneficially own substantially all of the Class B common stock issued to WPH-Schuler LLC in the reorganization, and the holders of record of the shares of our Class A common stock beneficially owned by James K. Schuler, our Co-Chairman. Each share of Class B common stock will automatically convert into one fully paid and non-assessable share of our Class A common stock on the later of either two days after the second anniversary of the date that the reorganization was completed or on the day on which the number of shares of Class B common stock that are issued and outstanding falls below 10 million shares. However, the Class B common stock will not automatically convert on the occurrence of these events if our board of directors determines that the automatic conversion of the Class B common stock would require us to redeem or repurchase any of its outstanding debt issued under either its senior notes indenture or convertible subordinated debentures indenture. Each share of our Class B common stock will also automatically convert into one fully paid and non-assessable share of our Class A common stock upon the transfer of the Class B common stock to any person who was not a beneficial owner of any shares of Class B common stock immediately after the completion of the reorganization.

    On May 16, 2001, Greenwood Properties Corp., the holder of 1,411,703 shares of Class B common stock converted those shares into 1,411,703 shares of Class A common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

Unaudited Pro Forma Condensed Combined Financial Data

    The following unaudited pro forma condensed combined financial data are derived from the historical financial statements of Schuler Residential and Western Pacific.

    The unaudited pro forma condensed combined financial statements reflect the following:

  •
  Pro forma combined for the merger; and

  •
  Pro forma combined as adjusted for the issuance of $250 million of senior notes and $150 million of senior subordinated notes in the June 2001 notes offering and related use of proceeds.

    Pro forma adjustments to historical financial statements include adjustments that we deem appropriate, reflecting items of recurring significance and which are factually supported based on currently available information. The unaudited pro forma condensed combined balance sheet as of March 31, 2001 and the unaudited pro forma condensed combined statement of income for the year ended March 31, 2001 are presented on a pro forma combined basis as if the merger and the June 2001 notes offering had been completed:

  •
  on March 31, 2001 for purposes of the unaudited pro forma condensed combined balance sheet; and

  •
  on April 1, 2000 for purposes of the unaudited pro forma condensed combined statement of income.

    The following unaudited pro forma condensed combined financial data should be read in conjunction with the historical consolidated financial statements of Schuler Residential, including the notes thereto, included in this report, and the historical combined financial statements of Western Pacific, including the notes thereto, included in this report. The unaudited pro forma condensed combined financial data are presented for illustrative purposes only and do not purport to represent our financial position as of March 31, 2001 or our results of operations for the year ended March 31, 2001 that would actually have occurred had the merger and the notes offering been completed on the dates indicated, nor do they represent a forecast of our financial position or results of operations as of any future date or any future period. In December 2000, Schuler Residential changed its accounting year-end from a December 31 year-end to a fiscal year-end of March 31.

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
AS OF MARCH 31, 2001
(dollars in thousands)

	Schuler Residential	Western Pacific	Merger Adjustments		Schuler Homes Pro Forma Combined	Offering Adjustments		Pro Forma Combined As Adjusted
Assets
Cash and cash equivalents	$5,366	$47,025	—		$52,391	$6,093	(c)	$58,484
Inventories	519,013	339,067	—		858,080			858,080
Investments in unconsolidated joint ventures	9,724	18,483			28,207			28,207
Deferred income taxes	17,389	—	$(7,300	)(b)	10,089			10,089
Intangibles, net	13,369	2,800	39,246	(b)	55,415			55,415
Other assets, net	31,030	27,046	(3,893	)(b)	54,183	11,575	(c)	65,758

Total assets	$595,891	$434,421	$28,053		$1,058,365	$17,668		$1,076,033

Liabilities
Accounts payable and accrued liabilities	$70,211	$88,779	$3,478	(b)	$162,468	—		$162,468
Debt	294,047	200,322			494,369	$400,000	(c)	512,037
						(382,332	)(c)
Minority interests	—	6,950			6,950			6,950
Owners' equity	—	138,370	(138,370	)(b)	—			—
Stockholders' equity
Common stock	231,633	—	(231,633	)(a)	—			—
Class A common stock	—	—	231,633	(a)	231,633			231,633
Class B common stock	—	—	162,945	(b)	162,945	—		162,945

Total stockholders' equity	231,633	—	162,945		394,578	—		394,578

Total liabilities and equity	$595,891	$434,421	$28,053		$1,058,365	$17,668		$1,076,033

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
FOR THE YEAR ENDED MARCH 31, 2001
(dollars in thousands)

	Schuler Residential	Western Pacific	Merger Adjustments		Schuler Homes Pro Forma Combined	Offering Adjustments		Schuler Homes Pro Forma Combined As Adjusted
Revenues	$632,354	$709,150	—		$1,341,504	—		$1,341,504
Cost of sales	(480,245)	(560,131)			(1,040,376)	$1,267	(f)	(1,039,109)

Gross profit	152,109	149,019			301,128	1,267		302,395
Selling, general and administrative expenses	(73,688)	(65,423)			(139,111)			(139,111)
Non-cash charge for impairment of long-lived assets(g)	(36,398)	—			(36,398)			(36,398)
Non-cash charge for compensation expense	—	(4,207)	$4,207	(h)	—			—
Amortization of intangibles	(1,781)	(400)	(1,962)	(d)	(4,143)			(4,143)
Interest and other income (expense), net	(6,320)	465			(5,855)			(5,855)

Income before minority interests in income of consolidated joint ventures and provision for income taxes	33,922	79,454	2,245		115,621	1,267		116,888
Minority interests in income of consolidated joint ventures	(999)	(16,002)			(17,001)			(17,001)

Income before provision for income taxes	32,923	63,452	2,245		98,620	1,267		99,887
Provision for income taxes	(12,505)	—	(27,551)	(e)	(40,056)	(516)	(e)	(40,572)

Net income(i)	$20,418	$63,452	$(25,306)		$58,564	$751		$59,315

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET AND
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
(dollars in thousands)

(a)
Represents the adjustment to reflect the exchange of shares of Schuler Residential common stock for shares of our Class A common stock in connection with the merger of our subsidiary with Schuler Residential, which for accounting purposes is treated as a reorganization of Schuler Residential that is accounted for on a historical cost basis.

(b)
Represents purchase adjustments to reflect the assets and liabilities of Western Pacific as if the merger had occurred on March 31, 2001 in accordance with Accounting Principles Board Opinion No. 16.

  For accounting purposes, the merger is treated as a reorganization of Schuler Residential accounted for on a historical cost basis, and a merger of Western Pacific with Schuler Residential using purchase accounting, and is based upon the following estimated purchase price and related goodwill, assuming the historical cost of Western Pacific's assets and liabilities approximates their fair value:

(in thousands, except per share data)
Shares of Class B common stock	20,166
Estimated fair market value per share	$8.08

Estimated purchase price of Western Pacific	162,945
Acquisition costs incurred as of March 31, 2001	3,893
Estimated remaining acquisition costs	3,478

Total estimated purchase price and acquisition costs	170,316
Less Western Pacific historical equity	(138,370)
Deferred income tax liability	7,300

Excess of purchase price over net assets acquired (goodwill)	$39,246

  The actual number of shares of our Class B common stock issued in connection with the merger equaled the number of shares of Schuler Residential common stock outstanding at the consummation of the merger. Of the 20,166,430 shares of our Class B common stock issued in connection with the merger, 18,754,727 were issued to WPH-Schuler and 1,411,703 were issued to Greenwood Properties Corp., an affiliate of Bankers Trust Company, one of Western Pacific's lenders. WPH-Schuler held all of the ownership interests of Western Pacific immediately prior to the merger and received shares of our Class B common stock as consideration for the contribution of the ownership interests of Western Pacific to us in connection with the merger. The estimated fair market value per share of the Class B common stock reflected a nominal discount to the average market price of the Schuler Residential common stock for several days before and after the announcement of the merger. The nominal discount is based on the different terms of our Class A and Class B common stock, as well as the trading restrictions on our Class B common stock. The shares of our Class B common stock issued to Greenwood Properties Corp. were issued in connection with a loan agreement between Western Pacific and Bankers Trust Company for $32,000 of subordinated notes.

  The deferred income tax liability is related to the income tax effect of timing differences created as a result of the contribution to us of the ownership interests in Western Pacific that were previously held in limited partnerships and limited liability companies.

(c)
The net proceeds from our recent notes offering, after fees and costs, are $388,425, of which $382,332 will be used to repay outstanding debt and $6,093 will be retained for working capital purposes.

(d)
Represents amortization of the estimated excess of the purchase price over net assets acquired, or goodwill, on a straight-line basis over an estimated useful life of 20 years.

(e)
Represents the pro forma effect on combined provision for income taxes resulting from the operations of Western Pacific and Schuler Residential, and other pro forma adjustments based on an effective tax rate for Western Pacific of 40.72% based on federal and California tax rates. Prior to the merger, Western Pacific was operated through a series of partnerships and therefore was not subject to taxation at the entity level.

(f)
Represents the decrease in cost of sales as a result of a net decrease in interest incurred and debt cost amortization in connection with the repayment of debt using the proceeds of our recent notes offering.

(g)
In contemplation of the merger, Schuler Residential increased its product offerings in Hawaii by adding projects in various areas of the Hawaiian islands, while reducing its investment in longer term land parcels in areas where it has a concentration of land. This change in strategy resulted in the recognition of a non-cash charge for impairment of long-lived assets of approximately $36,398, or $22,198 after taxes, during the year ended March 31, 2001. This charge is a nonrecurring item and is not indicative of future operating results.

(h)
Represents the elimination of a non-cash charge for compensation expense recognized in conjunction with equity interests granted to Western Pacific executives during the year ended March 31, 2001. This charge is directly related to the merger, is a nonrecurring item and is not indicative of future operating results.

(i)
Pro forma amounts do not reflect any extraordinary loss or other costs which may result from the early extinguishments of indebtedness related to the expected retirement of certain debt using the proceeds of the notes offering. Any gain or loss recognized by us from the early extinguishments of indebtedness using proceeds from the notes offering will be treated as an extraordinary item in the income statement for the period in which the notes offering is completed.

Selected Historical Consolidated Financial Data of Schuler Residential

    The following selected consolidated financial data of Schuler Residential are derived from Schuler Residential's consolidated financial statements and the related notes included elsewhere in this Form 10-K and other financial data of Schuler Residential. These historical results are not necessarily indicative of the results to be expected in the future. In December 2000, Schuler Residential changed its accounting year-end from a December 31 year-end to a fiscal year-end of March 31. You should read the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes to those statements included elsewhere in this Form 10-K in conjunction with the information contained in this table.

						Three Months Ended March 31,
	Years Ended December 31,
					Year Ended March 31, 2001
	1996	1997	1998	1999		2000	2001
	(dollars in thousands)
Statements of Operations Data:
Revenues	$93,645	$229,624	$282,902	$506,778	$632,354	$160,736	$145,314
Cost and expenses:
Home and lot sales	76,612	184,843	225,370	403,684	480,245	126,819	109,098
Selling, general and administrative	11,946	30,864	35,132	57,228	73,688	17,286	18,069
Non-cash charge for impairment of long-lived assets	23,910	—	—	—	36,398	—	—

Total costs and expenses	112,468	215,707	260,502	460,912	590,331	144,105	127,167

Operating income (loss)	(18,823)	13,917	22,400	45,866	42,023	16,631	18,147

Income (loss) from unconsolidated joint ventures	157	(136)	2,435	1,322	136	753	2
Minority interest in pretax income of consolidated subsidiary	—	—	—	(444)	(999)	(150)	—
Other income (expense)	(9)	(4,261)	(4,243)	(4,851)	(8,237)	(1,381)	(1,662)

Income (loss) before provision (credit) for income taxes	(18,675)	9,520	20,592	41,893	32,923	15,853	16,487
Provision (credit) for income taxes	(7,289)	3,634	7,876	16,173	12,505	6,161	6,330

Net income (loss)	$(11,386)	$5,886	$12,716	$25,720	$20,418	$9,692	$10,157

Selected Operating Data (unaudited)(1):
Homes closed	512	1,427	1,827	2,643	2,799	781	624
New orders	453	1,757	2,100	2,936	2,851	876	763
Average sales price per home closed	$225	$172	$189	$200	$236	$215	$236
Average sales price per new order	$224	$172	$187	$209	$242	$237	$242
Backlog at end of period, homes(2)	78	408	681	974	1,121	1,069	1,121
Backlog at end of period, aggregate sales value(2)	$18,277	$76,125	$123,886	$208,727	$277,408	$248,926	$277,408
	At December 31,
					At March 31, 2001
	1996	1997	1998	1999
	(dollars in thousands)
Balance Sheets Data:
Inventories	$238,358	$291,081	$325,166	$436,305	$519,013
Total assets	$268,947	$340,571	$385,543	$490,466	$595,891
Total debt	$102,190	$151,204	$177,331	$236,763	$294,047
Total stockholders' equity	$157,465	$163,355	$175,555	$201,148	$231,633

(1)
Includes information relating to 100% of the operations of our joint ventures.

(2)
Represents homes and lots subject to pending sales contracts that have not closed, some of which are subject to contingencies, including mortgage loan approval, the sale of existing homes by customers and project approvals by the applicable government authority. In the past, our backlog has been a reliable indicator of future closings, but we cannot assure you that homes and lots subject to pending sales contracts will close.

Selected Historical Combined Financial Data of Western Pacific

    The following selected combined financial data of Western Pacific are derived from Western Pacific's combined financial statements and the related notes included elsewhere in this Form 10-K, and other financial data of Western Pacific. These historical results are not necessarily indicative of the results to be expected in the future. You should read the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes to those statements included elsewhere in this Form 10-K in conjunction with the information contained in this table.

	Years Ended March 31,
	1997	1998	1999	2000	2001
	(unaudited)
	(dollars in thousands)
Combined Statements of Income Data:
Revenues	$78,687	$192,894	$423,313	$535,019	$709,150
Cost of sales	65,870	162,501	346,858	428,163	560,131

Gross Profit	12,817	30,393	76,455	106,856	149,019
Selling, general and administrative expenses	11,825	20,587	39,037	54,150	65,423
Non-cash charge for compensation(1)	—	—	—	—	4,207

Operating income(2)	992	9,806	37,418	52,706	79,389
Interest and other income (expense), net	1	(59)	(6,648)	(5,696)	65
Minority interest in (income) loss of consolidated joint ventures	338	(2,312)	(10,479)	(5,385)	(16,002)

Net income(3)	$1,331	$7,435	$20,291	$41,625	$63,452

Selected Combined Operating Data (unaudited)(4):
Homes closed	460	970	1,660	1,693	2,098
New orders	534	1,184	1,525	1,766	2,251
Average sales price per home closed	$171	$195	$251	$319	$348
Average sales price per new order	$171	$195	$281	$318	$341
Backlog at end of period, homes(5)	167	381	378	451	604
Backlog at end of period, aggregate sales value(5)	$32,218	$77,890	$119,070	$140,468	$178,256
	At March 31,
	1997	1998	1999	2000	2001
	(unaudited)	(unaudited)
	(dollars in thousands)
Combined Balance Sheets Data:
Inventories	$142,993	$169,453	$268,802	$330,349	$339,067
Total assets	$149,798	$183,703	$309,451	$394,938	$434,421
Total debt	$99,182	$118,979	$184,834	$212,007	$200,322
Total partners' capital	$29,928	$37,149	$72,952	$114,577	$138,370

(1)
Represents a non-cash charge for compensation expense recognized in conjunction with equity interests granted to Western Pacific executives during the year ended March 31, 2001. This charge is a nonrecurring item and is not indicative of future operating results.

(2)
Operating income is defined as gross profit, or revenues less cost of sales, less selling, general and administrative expenses.

(3)
Western Pacific consists of partnerships and limited liability companies. Each partner and member reflects its share of taxable income on a separate tax return. Accordingly, no provision for income taxes has been included on Western Pacific's financial statements.

(4)
Includes information relating to 100% of the operations of our unconsolidated joint ventures.

(5)
Represents homes and lots subject to pending sales contracts that have not closed, some of which are subject to contingencies, including mortgage loan approval, the sale of existing homes by customers and project approvals by the applicable government authority. In the past, our backlog has been a reliable indicator of future closings, but we cannot assure you that homes and lots subject to pending sales contracts will close.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the section "Selected Historical Consolidated Financial Data of Schuler Residential" and "Selected Historical Combined Financial Data of Western Pacific" and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

    We were formed in connection with the April 3, 2001 merger in which the businesses of Western Pacific and Schuler Residential (formerly Schuler Homes, Inc.) were combined. As we have no combined operating history, our historical financial condition and results of operations described in this section are based upon the historical operations of Schuler Residential and Western Pacific. The following discussion and analysis has been organized to state the results of operations and comparisons of the previous three fiscal years for each of Schuler Residential and Western Pacific on a stand-alone basis. Prior to the merger, Schuler Residential's fiscal year end was December 31, but in connection with the merger, Schuler Residential changed its fiscal year end to March 31 in order to be aligned with Western Pacific's fiscal year end. Accordingly, the year-over-year comparisons for Schuler Residential compare the fiscal year ended March 31, 2001 to the fiscal year ended December 31, 1999 and the fiscal year ended December 31, 1999 to the fiscal year ended December 31, 1998. The presentation also includes a comparison of the three-month periods ended March 31, 2001 and March 31, 2000.

SCHULER RESIDENTIAL, INC.

Schuler Residential—Results of Operations

    Schuler Residential's number of homes closed, average sales prices of homes closed and backlog are set forth below for the periods indicated.

	Years Ended December 31,		Year Ended March 31,	Three Months Ended March 31,
	1998	1999	2001	2000	2001
Selected Operating Data(1)
Homes closed
Northern California	83	256	358	78	104
Southern California	—	18	123	27	32
Colorado	1,090	1,448	1,396	448	299
Hawaii	340	340	344	94	79
Washington	251	273	343	55	62
Oregon	63	308	234	79	47
Arizona	—	—	1	—	1

Total homes closed	1,827	2,643	2,799	781	624

New orders
Northern California	104	319	363	97	78
Southern California	—	41	162	41	46
Colorado	1,300	1,623	1,335	442	346
Hawaii	322	361	402	108	113
Washington	249	301	301	123	87
Oregon	125	291	256	65	64
Arizona	—	—	32	—	29

Total new orders	2,100	2,936	2,851	876	763

Backlog at end of period, homes
Northern California	35	98	122	117	122
Southern California	—	23	76	37	76
Colorado	477	652	585	646	585
Hawaii	52	73	145	87	145
Washington	41	69	95	137	95
Oregon	76	59	67	45	67
Arizona	—	—	31	—	31

Total backlog at end of period, homes(2)	681	974	1,121	1,069	1,121

Backlog at period end, aggregate sales value (in thousands)(2)	$123,886	$208,727	$277,408	$248,926	$277,408

(1)
Includes information relating to 100% of the operations of Schuler Residential's unconsolidated joint ventures (271, 119, 122, 58 and 10 closings in the years ended December 31, 1998 and 1999, the year ended March 31, 2001, and the three months ended March 31, 2000 and 2001, respectively).

(2)
Represents homes and lots subject to pending sales contracts that have not closed, some of which are subject to contingencies, including mortgage loan approval, the sale of existing homes by customers and project approvals by the applicable government authority. In the past, our backlog has been a reliable indicator of future closings, but we cannot assure you that homes and lots subject to pending sales contracts will close.

Schuler Residential—Comparison of the Years Ended March 31, 2001 and December 31, 1999 and 1998

    Revenues.  Schuler Residential's revenues for the year ended March 31, 2001 were $632.4 million, an increase of 24.8% from revenues of $506.8 million for the year ended December 31, 1999. This increase is due to a 6.1% increase in number of homes closed from 2,524 for the year ended December 31, 1999 to 2,677 for the year ended March 31, 2001 and an 17.5% increase in average sales price per home closed from $200,000 for the year ended December 31, 1999 to $235,000 for the year ended March 31, 2001.

    Schuler Residential's revenues for the year ended December 31, 1999 were $506.8 million, an increase of 79.1% from revenues of $282.9 million for the year ended December 31, 1998. This increase is due to a 62.2% increase in number of homes closed from 1,556 for the year ended December 31, 1998 to 2,524 for the year ended December 31, 1999 and a 9.9% increase in average sales price per home closed from $182,000 for the year ended December 31, 1998 to $200,000 for the year ended December 31, 1999. The increase in revenues, homes closed and sales price per home occurred in part because Schuler Residential's operating results for the year ended December 31, 1999 include Stafford Homes' operating results for the year ended December 31, 1999. Stafford Homes' average sales price per home was $246,000 for the year ended December 31, 1999. The operating results are consolidated because Schuler Residential increased its ownership of Stafford Homes to 89.0% in January 1999. Strong market conditions and a different mix of homes delivered in the year ended December 31, 1999 as compared to the year ended December 31, 1998 also contributed to increased revenues, homes closed and average sales price per home.

    Costs and Expenses—Home and Lot Sales.  Costs and expenses—home and lot sales for the year ended March 31, 2001 were $480.2 million, an increase of 19.0% from costs and expenses—home and lot sales for the year ended December 31, 1999 of $403.7 million. The increase reflects the larger number of homes closed in the year ended March 31, 2001 relative to the year ended December 31, 1999. As a percentage of revenues, costs and expenses—home and lot sales decreased to 75.9% for the year ended March 31, 2001 from 79.7% for the year ended December 31, 1999.

    Costs and expenses—home and lot sales for the year ended December 31, 1999 were $403.7 million, an increase of 79.1% from costs and expenses—home and lot sales for the year ended December 31, 1998 of $225.4 million. The increase reflects the larger number of homes closed in the year ended December 31, 1999 relative to the year ended December 31, 1998. As a percentage of revenues, costs and expenses—home and lot sales were 79.7% for the years ended December 31, 1999 and 1998.

    Costs and Expenses—Selling and Commissions.  Selling and commissions expenses for the year ended March 31, 2001 were $38.4 million, an increase of 21.0% compared to selling and commissions expenses for the year ended December 31, 1999 of $31.7 million. The increase is primarily attributable to a higher level of homes closed in the year ended March 31, 2001 compared to the year ended December 31, 1999. As a percentage of revenues, selling and commissions expenses decreased to 6.1% for the year ended March 31, 2001 from 6.3% for the year ended December 31, 1999.

    Selling and commissions expenses for the year ended December 31, 1999 were $31.7 million, an increase of 66.0% compared to selling and commissions expenses for the year ended December 31, 1998 of $19.1 million. The increase is primarily attributable to a higher level of homes closed in the year ended December 31, 1999 compared to the year ended December 31, 1998. As a percentage of revenues, selling and commissions expenses decreased to 6.3% for the year ended December 31, 1999 from 6.8% for the year ended December 31, 1998.

    Costs and Expenses—General and Administrative.  General and administrative expenses for the year ended March 31, 2001 were $35.3 million, an increase of 38.5% compared to general and administrative expenses for the year ended December 31, 1999 of $25.5 million, primarily due to expansion at Schuler Residential's U.S. mainland divisions. As a percentage of revenues, general and administrative expenses increased to 5.6% in the year ended March 31, 2001 from 5.0% in the year ended December 31, 1999. This increase is a result of general and administrative expenses incurred at the new Southern California and Arizona divisions, where only 56 homes closed as of March 31, 2001. In addition, this increase includes the accrual of incentive bonuses, which reward employees for higher profit margins and higher returns on investment.

    General and administrative expense increased by $9.5 million or 59.2% during the year ended December 31, 1999 as compared to general and administrative expenses of $16.0 million for the year ended December 31, 1998. As a percentage of revenues, general and administrative expense decreased to 5.0% in the year ended December 31, 1999 from 5.7% in the year ended December 31, 1998. The decrease is a result of general and administrative expenses increasing at a slower rate than revenues.

    Income from Unconsolidated Joint Ventures.  Income from unconsolidated joint ventures represents (i) Schuler Residential's 50% interest in the operations of two joint ventures in Hawaii, (ii) Schuler Residential's 50% interest in its joint venture in Colorado in 2000 (iii) Schuler Residential's 24.5% to 49% interest in joint ventures in Southern California. Income from unconsolidated joint ventures decreased by $1.2 million during the year ended March 31, 2001 as compared to the year ended December 31, 1999. During 1999, the majority of the closings occurred in the Colorado joint venture project, which was much more profitable than the joint venture projects in other locations.

    For the year ended December 31, 1998, income from unconsolidated joint ventures represents Schuler Residential's 49.0% interest in the operations of Stafford Homes, in addition to its 50.0% interest in the operations of two joint ventures in Hawaii. Income from unconsolidated joint ventures decreased for the year ended December 31, 1999 compared to the year ended December 31, 1998 primarily because Schuler Residential accounted for Stafford Homes as a consolidated subsidiary for the year ended December 31, 1999, rather than an unconsolidated joint venture.

    Minority Interest in Pretax Income of Consolidated Subsidiary.  Minority interest in pretax income of consolidated subsidiary represents income relating to the 11.0% of Stafford Homes not owned by Schuler Residential through December 31, 2000. In January 2001, Schuler Residential purchased the remaining 11.0% of Stafford Homes not already owned by it.

    Other Expense.  Other expense consists primarily of (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and covenants-not-to-compete; reduced by (iv) interest income. The increase in other expense from the year ended December 31, 1999 to the year ended March 31, 2001 is due to a higher amount of interest expensed rather than capitalized at the Oregon division, resulting from a decrease in the amount of inventory under construction due to the current softness in the Oregon real estate market conditions and also due to the following, which occurred during the quarter ended June 30, 2000: (i) the amortization of the unamortized balance of intangibles associated with Schuler Residential's acquisition of certain assets of Keys Homes in October 1998 and (ii) the forgiveness by Schuler Residential of a portion of the note receivable from the former owner of Keys Homes and former Oregon Division President, who has relinquished his right to a percentage of profits of the Oregon division.

    The increase in other expense of $608,000 from the year ended December 31, 1998 to the year ended December 31, 1999 is primarily attributable to additional interest expense resulting from the consolidation of Stafford Homes offset by a lower ratio of debt to inventory under development at Schuler Residential's divisions other than Stafford Homes.

    Provision (Credit) for Income Taxes.  Schuler Residential's effective combined income tax rate was approximately 38.0% for the year ended March 31, 2001, 38.6% for the year ended December 31, 1999 and 38.2% for the year ended December 31, 1998.

Schuler Residential—Comparison of the Three Months Ended March 31, 2001 and March 31, 2000

    Revenues.  Revenues for the quarter ended March 31, 2001 were approximately $145.3 million as compared to approximately $154.5 million (excluding the sale of a land parcel) during the quarter ended March 31, 2000. This represents a decrease of approximately $9.2 million or 6.0%. The decrease in revenues reflects a smaller number of homes closed, offset in part by higher average sales prices in the quarter ended March 31, 2001 relative to the quarter ended March 31, 2000. The average sales price per home increased to $237,000 during the quarter ended March 31, 2001, an increase from an average sales price per home of $214,000 during the quarter ended March 31, 2000.

    Revenues from land sales were $6.2 million during the quarter ended March 31, 2000, resulting from the sale of a land parcel in Northern California. Generally, land sale revenues will fluctuate with decisions to maintain or decrease land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by Schuler Residential and prevailing market conditions.

    Costs and Expenses—Home and Lot Sales.  Costs and expenses—home and lot sales decreased from approximately $122.7 million (excluding the cost of a land parcel sold) during the quarter ended March 31, 2000 to approximately $109.1 million during the same period in 2001, representing a decrease of approximately $13.6 million or 11.1%. This decrease reflects a smaller number of homes closed and related decreased revenue during the quarter ended March 31, 2001 relative to the quarter ended March 31, 2000. As a percentage of revenues, costs and expenses—home and lot sales decreased from 79.4% to 75.1%. This decrease is primarily attributable to higher margins realized in Northern California and Colorado. Sales price increases in Schuler Residential's Colorado market was the main contributor to this margin expansion. Average sales prices of homes closed in Colorado increased from approximately $193,000 during the quarter ended March 31, 2000 to $207,000 during the quarter ended March 31, 2001. While some of the sales price increases are the result of a different mix of homes closed, much of them are due to market strength.

    Costs and Expenses—Selling and Commissions.  Selling and commissions expenses represented approximately 6.2% and 5.8% of revenues from home and lot sales (excluding land sales) during the quarters ended March 31, 2001 and 2000, respectively. The increase in selling and commissions expenses as a percentage of revenues is primarily a result of advertising and marketing costs incurred in the Southern California and Arizona divisions during the quarter ended March 31, 2001.

    Costs and Expenses—General and Administrative.  General and administrative expenses increased by $0.7 million during the quarter ended March 31, 2001 as compared to the same period in 2000, primarily due to expansion at Schuler Residential's U. S. mainland divisions. As a percentage of revenues, general and administrative expenses increased from 5.2% during the quarter ended March 31, 2000 to 6.3% during the quarter ended March 31, 2001. This increase is a result of general and administrative expenses incurred at the new Southern California and Arizona divisions, where only 31 homes closed during the quarter ended March 31, 2001. In addition, the increase includes the accrual of incentive bonuses, which reward employees for higher profit margins and higher returns on investment.

    Income from Unconsolidated Joint Ventures.  Income from unconsolidated joint ventures represents (i) Schuler Residential's 50% interest in the operations of two joint ventures in Hawaii, (ii) Schuler Residential's 50% interest in its joint venture in Colorado in 2000 and (iii) Schuler Residential's 24.5%

to 49% interest in joint ventures in Southern California. During the quarter ended March 31, 2001, there were only 10 sales closed at joint venture projects, compared to 58 during the quarter ended March 31, 2000. As a result, income from unconsolidated joint ventures declined from $753,000 in the quarter ended March 31, 2000 to $2,000 in the quarter ended March 31, 2001.

    Minority Interest in Pretax Income of Consolidated Subsidiary.  Minority interest in pretax income of consolidated subsidiary represents the income relating to the 11% of Stafford not owned by Schuler Residential. Schuler Residential acquired the remaining 11% interest in January 2001.

    Other Expense.  Other expense consists primarily of (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and covenants-not-to-compete; less interest income. The increase in other expense from the quarter ended March 31, 2000 to the quarter ended March 31, 2001 is primarily due to interest expense relating to land recently purchased, but not yet under development.

    Provision for Income Taxes.  Schuler Residential's effective income tax rate for the quarters ended March 31, 2001 and March 31, 2000 was approximately 38.4% and 38.9%, respectively.

WESTERN PACIFIC

Western Pacific—Results of Operations

    Western Pacific's number of homes closed, average sales price of homes closed and backlog are set forth below for the periods indicated.

	Year Ended March 31,
	1999	2000	2001
Selected Operating Data(1)
Homes closed
Orange County/Inland Empire	531	273	306
Los Angeles/Ventura	231	302	366
San Diego	284	398	571
Bay Area	133	216	303
North Bay/Sacramento	481	504	552

Total homes closed	1,660	1,693	2,098

New orders
Orange County/Inland Empire	368	280	280
Los Angeles/Ventura	242	279	382
San Diego	277	487	646
Bay Area	158	224	353
North Bay/Sacramento	480	496	590

Total new orders	1,525	1,766	2,251

Backlog at end of period, homes
Orange County/Inland Empire	61	68	42
Los Angeles/Ventura	82	59	75
San Diego	61	150	225
Bay Area	43	51	101
North Bay/Sacramento	131	123	161

Total backlog at end of period, homes(2)	378	451	604

Backlog at end of period, aggregate sales value (in thousands)(2)	$119,070	$140,468	$178,256

(1)
Includes information relating to 100% of the operations of Western Pacific's unconsolidated joint ventures (0, 48 and 131 closings in the years ended March 31, 1999, 2000 and 2001, respectively).

(2)
Represents homes and lots subject to pending sales contracts that have not closed, some of which are subject to contingencies, including mortgage loan approval, the sale of existing homes by customers and project approvals by the applicable government authority. In the past, our backlog has been a reliable indicator of future closings, but we cannot assure you that homes and lots subject to pending sales contracts will close.

Western Pacific—Comparison of the Years Ended March 31, 2001, 2000 and 1999

    Revenues.  Western Pacific reported revenues of $709.2 million for the year ended March 31, 2001, representing a 32.5% increase from revenues of $535.0 million for the year ended March 31, 2000. Western Pacific closed 1,967 homes in the year ended March 31, 2001, a increase of 19.6% from the 1,645 homes closed in the year ended March 31, 2000. The increase in revenues is primarily attributable to the increase in the number of homes closed as a result of more homes being under construction during the year ended March 31, 2001, as well as an increase in the average sales price of homes closed to $354,000 for the year ended March 31, 2001, compared to $319,000 for the year ended March 31, 2000. The results include revenues of $12.1 million for the year ended March 31, 2001 and $10.5 million for the year ended March 31, 2000 from land sales. New orders received in the year ended March 31, 2001 increased to 2,251, an increase of 27.5% compared to the 1,766 new orders received in the year ended March 31, 2000. As of March 31, 2001, Western Pacific had 604 homes in backlog with an aggregate sales value of $178.3 million, compared to 451 homes in backlog with an aggregate sales value of $140.5 million as of March 31, 2000, an increase in aggregate sales value of 26.9%.

    Western Pacific reported revenues of $535.0 million for the year ended March 31, 2000, representing a 26.4% increase over revenues of $423.3 million for the year ended March 31, 1999. Western Pacific closed 1,645 homes in the year ended March 31, 2000, a decrease of 0.9% over the 1,660 homes closed in the year ended March 31, 1999. The increase in revenues is primarily attributable to a broadening of Western Pacific's product offering and a related increase in the average sales price of homes closed to $319,000 for the year ended March 31, 2000 compared to $251,000 for the year ended March 31, 1999, as well an increase in the number of homes closed as Western Pacific continued its geographic expansion efforts. The results include revenues of $10.5 million in the year ended March 31, 2000 and $5.9 million in the year ended March 31, 1999 from land sales. New orders received in the year ended March 31, 2000 increased to 1,766, an increase of 15.8% compared to the 1,525 new orders received in the year ended March 31, 1999. As of March 31, 2000, Western Pacific had 451 homes in backlog with an aggregate sales value of $140.5 million, compared to 378 homes in backlog with an aggregate sales value of $119.1 million as of March 31, 1999, an increase in aggregate sales value of 18.0%.

    Gross Profits.  Gross profit increased to $149.0 million for the year ended March 31, 2001, from $106.9 million for the year ended March 31, 2000. The increase in gross profit is primarily attributable to increased revenues due to the increase in the number of homes closed in the year ended March 31, 2001. Gross profit margin remained relatively constant at 21.0% of revenues for year ended March 31, 2001 compared to 20.0% for the year ended March 31, 2000. Interest and debt costs included in cost of sales was $34.1 million for the year ended March 31, 2001, compared to $26.6 million for the year ended March 31, 2000. The increase in interest and debt costs included in cost of sales is primarily attributable to the increase in the number of homes closed. Interest and debt costs as a percentage of revenues decreased to 4.8% for the year ended March 31, 2001 from 5.0% for the year ended March 31, 2000.

    Gross profit increased to $106.9 million for the year ended March 31, 2000, compared to $76.5 million in the year ended March 31, 1999. The increase in gross profit is primarily attributable to substantially increased revenues. Gross profit margin increased to 20.0% of revenues for the year ended March 31, 2000, compared to 18.1% for the year ended March 31, 1999. The increase in the gross profit margin is primarily attributable to a lower percentage of interest and debt costs included in cost of sales and improvements in the average sales prices for Western Pacific's homes as the California market improved. Interest and debt costs included in cost of sales was $26.6 million for the year ended March 31, 2000, compared to $22.6 million for the year ended March 31, 1999. The increase in interest and debt costs included in cost of sales reflects an increase in total revenues, offset by a decrease in interest and debt costs included in cost of sales as a percentage of revenues to 5.0% for the year ended March 31, 2000, from 5.3% for the year ended March 31, 1999. The decrease in interest and debt costs as a percentage of revenues results from decreasing debt leverage and increased borrowings under Western Pacific's revolving credit facility.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $69.6 million for the year ended March 31, 2001, compared to $54.2 million for the year ended March 31, 2000. The increase in selling, general and administrative expense is primarily attributable to increased operating activity and a $4.2 million nonrecurring, non-cash charge for compensation expense recognized in connection with equity interests granted to Western Pacific executives during the year ended March 31, 2001. Selling, general and administrative expense was 9.8% of revenues for the year ended March 31, 2001, compared to 10.1% for the year ended March 31, 2000 as a result of higher comparative revenues.

    Selling, general and administrative expense increased to $54.2 million for the year ended March 31, 2000, compared to $39.0 million for the year ended March 31, 1999. The increase in selling, general and administrative expense is primarily attributable to an increased level of operations. Selling, general and administrative expense increased to 10.1% of revenues for the year ended March 31, 2000, compared to 9.2% for the year ended March 31, 1999 due to greater costs associated with the expansion of operations relative to increased revenues.

    Interest.  Interest incurred for the year ended March 31, 2001 was $38.2 million, all of which was capitalized to real estate inventories, compared to $29.5 million of interest incurred for the year ended March 31, 2000, all of which was capitalized real estate inventories. The increase in interest incurred resulted from increased inventory and debt levels to accommodate the expanded level of operations.

    Interest incurred for the year ended March 31, 2000 was $29.5 million, all of which was capitalized to real estate inventories, compared to $24.6 million of interest incurred for the year ended March 31, 1999, all of which was capitalized real estate inventories. The increase in interest incurred resulted from increased inventory and debt levels to accommodate the expanded levels of operations.

    Lender's Profit Participation and Minority Interests in Income from Consolidated Joint Ventures.  Lenders' profit participation, which is included in interest expense, decreased to $2.4 million for the year ended March 31, 2001, compared to $5.8 million for the year ended March 31, 2000. The number of homes closed in projects financed with participating debt in the year ended March 31, 2001 was 270, compared to 445 homes closed in such projects in the year ended March 31, 2000. The number of lots owned by projects financed with participating debt as of March 31, 2001 was 136. Minority interests in income from consolidated joint ventures was $16.0 million for the year ended March 31, 2001, compared to $5.4 million for the year ended March 31, 2000 as our relative profit percentage increased from 2000 to 2001. The number of homes closed in projects developed by consolidated joint ventures in the year ended March 31, 2001 was 179, compared to 283 homes closed in projects developed by consolidated joint ventures in the year ended March 31, 2000. The number of lots owned by projects developed by consolidated joint ventures as of March 31, 2001 was six.

    Lenders' profit participation, which is included in interest expense, decreased to $5.8 million for the year ended March 31, 2000, compared to $6.6 million for the year ended March 31, 1999. The number of homes closed in projects financed with participating debt in the year ended March 31, 2000 was 445, compared to 518 homes closed in projects financed with participating debt in the year ended March 31, 1999. Minority interests in income from consolidated joint ventures was $5.4 million for the year ended March 31, 2000, compared to $10.5 million for the year ended March 31, 1999. The number of homes closed in projects developed by consolidated joint ventures for the year ended March 31, 2000 was 283, compared to 507 homes closed from projects developed by consolidated joint ventures in the year ended March 31, 1999.

    Net Income.  Net income increased to $63.5 million for the year ended March 31, 2001, compared to $41.6 million for year ended March 31, 2000. The increase in net income is primarily attributable to the increase in gross margin percentage and the increase in the number of homes closed and average sales price and the resulting increase in revenues.

    Net income increased to $41.6 million for the year ended March 31, 2000, compared to $20.3 million for the year ended March 31, 1999. The increase in net income is primarily attributable to the increase in gross margin percentage and the increase in the number of homes closed and average sales price and the resulting increase in revenues.

SCHULER HOMES, INC.

Pro Forma Combined Liquidity and Capital Resources

    We require significant capital resources to acquire land, develop land into building lots, construct and market our homes and pay our overhead and administrative expenses. In addition, funds are required for market expansion and to make interest and principal payments on outstanding debt.

    On June 28, 2001, we consummated the issuance and sale of our 9 3/8% Senior Notes, due 2009, in the aggregate principal amount of $250 million and of our 10 1/2% Senior Subordinated Notes due 2011 in the aggregate principal amount of $150 million (collectively, the "Notes"). In connection with the issuance and sale of the Notes, we entered into (i) a Purchase Agreement with the Company's subsidiaries and UBS Warburg LLC, Banc of America Securities LLC, Fleet Securities, Inc. and Salomon Smith Barney, Inc. (collectively, the "Initial Purchasers") providing for the purchase of the Notes by the Initial Purchasers; (ii) Registration Rights Agreements with the Company's subsidiaries and the Initial Purchasers, pursuant to which the we agreed to file a registration statement with the Securities and Exchange Commission with respect to the offer and sale of $400 million in aggregate principal amount of notes (the "Exchange Notes") that will be issued and offered in exchange for the Notes in an exchange offer, as well as to register the Notes pursuant to one or more shelf registrations under certain circumstances, all at the our expense; and (iii) Indentures with U.S. Bank, as Trustee, pursuant to which the Notes and the Exchange Notes will be governed. We intend to repay a substantial portion of our and our subsidiaries' outstanding indebtedness (other than the 9% Senior Notes due 2008) with the proceeds of the offering of the Notes.

    In conjunction with the offerings of the notes, we also closed a transaction with Bank of America, N.A., Fleet National Bank, First Hawaiian Bank and California Bank & Trust for them to provide us a $225 million senior unsecured revolving credit facility (the "Revolving Credit Facility"). Subject to the satisfactory completion of further syndication efforts, we have the ability to increase the amount of the Revolving Credit Facility to an amount not exceeding $400 million. We may use up to $50 million of the Revolving Credit Facility for letters of credit. Amounts available under the Revolving Credit Facility are subject to certain borrowing base limitations based upon, among other things, the amount of certain outstanding debt and the amount of our eligible inventory, multiplied by advance rates determined by reference to the stage of development of each item of eligible inventory.

    We may select an interest rate applicable to the borrowings under the Revolving Credit Facility based on either LIBOR, for a one, two, three, or six month term, or the prime rate. Subject to our then effective leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.75% to 2.50% or the prime rate plus 0% to 0.50%. We will also pay closing fees, commitment fees, unused fees and agency fees in connection with the Revolving Credit Facility.

    The Revolving Credit Facility is guaranteed by certain of our wholly owned subsidiaries. It has a three year term, extendible out to a full three-year term on each anniversary of the closing date. Under the terms of the Revolving Credit Facility, we will be required to meet certain financial tests on an on-going basis, including minimum consolidated tangible net worth, maximum ratio of consolidated liabilities to consolidated tangible net worth, minimum interest coverage, minimum liquidity and maximum inventory levels. Additionally, certain covenants will limit our and our subsidiaries' ability to incur additional debt or guarantees, create, or permit to exist, liens on our property or grant negative pledges, make investments or advances, merge with other entities, change the nature of our business, engage in transactions with affiliates and make asset sales. The Revolving Credit Facility also includes covenants restricting dividends or prepayments of certain indebtedness, including the notes. Under certain conditions, some of the terms of the Revolving Credit Facility, including pricing, may change. If James K. Schuler ceases to be our CEO for any reason, his replacement must be approved by a majority of the lenders within 120 days of his departure or removal in order to avoid an event of default under the Revolving Credit Facility.

    We have obtained the Revolving Credit Facility to retire our former credit facilities and other outstanding indebtedness previously incurred by us or our subsidiaries and for general corporate and working capital purposes.

    In May 1998, Schuler Residential, Inc. issued $100 million principal amount of 9% Senior Notes due April 15, 2008. As a result of the merger of Schuler Residential, Inc. into us, these notes were assumed by us and guaranteed by the same subsidiaries guaranteeing the notes issued in the June 2001 offerings. The 9% Senior Notes are senior unsecured obligations. Interest on these notes is due and payable on April 15 and October 15 of each year.

    The 9% Senior Notes are not redeemable at our option prior to April 15, 2003. Thereafter, these notes may be redeemed at a price initially equal to 104.50% of the principal amount, decreasing in stages to 100% of the principal amount from and after April 15, 2006, in each case together with accrued and unpaid interest. We will be obligated to make an offer to purchase a portion of the 9% Senior Notes if we do not maintain a minimum consolidated net worth, as defined, of at least $75 million. We may also be required to offer to purchase these notes upon a change of control. In addition, the 9% Senior Notes contain other restrictive covenants that, among other things, impose certain limitations on our ability to incur additional indebtedness, create liens, make restricted payments, as defined, or sell assets.

    In January 1993, Schuler Residential issued $50 million aggregate principal amount of 6.5% convertible subordinated debentures due January 15, 2003. As a result of the merger of Schuler Residential into us, these convertible subordinated debentures were assumed by us. In February 1993, the related over-allotment option for an additional $7.5 million was exercised in full. The convertible debentures are convertible at any time prior to maturity into shares of our common stock at a conversion price of $21.83 per share, subject to certain adjustments. As of the year ended March 31, 2001, none of the convertible debentures have been converted into shares of our common stock and the total principal amount outstanding was $57.5 million.

    We expect to acquire land for future homebuilding operations through takedowns of lots subject to option purchase contracts. The use of option contracts generally lessens land-related risk and improves liquidity by allowing us to control a large number of lots with contract deposits. As of March 31, 2001, we controlled approximately 29,600 lots in 251 communities. Of these lots, approximately 15,600 were under options contracts with deposits totaling $25.1 million on a pro forma combined basis. We expect to utilize a combination of cash flow from operations and our revolving credit facility to acquire these land parcels.

    We have also entered into financial joint ventures to acquire and develop residential communities, typically with financial partners who fund the acquisition and development of land and sell finished building sites to us pursuant to an option purchase contract and with sellers of land who contribute their property to the joint venture in exchange for a profits interest upon completion and sale of the homes. As of March 31, 2001, we were participating in 10 joint ventures totaling 655 building lots with an investment of $28.2 million on a pro forma combined basis.

    We have no material commitments or material off-balance sheet financing arrangements that would tend to affect future liquidity and anticipate that we can satisfy our current and near-term capital requirements based on our current capital resources and additional liquidity available under our new credit facility. We believe we can meet our long-term capital needs, including meeting debt payments and refinancing or paying off other long-term debt, from operations and external financing sources, assuming that no significant adverse changes in our business or general economic conditions occur. However, we cannot assure you that we will not require additional financing and may need additional funds to support more rapid expansion, respond to competitive pressures or respond to unanticipated requirements. We cannot assure you that additional funding will be available on attractive terms, or at all.

Raw Materials

    Generally, the materials that we use in our homebuilding operations are standard items carried by major suppliers. Increases in the costs of building materials, particularly lumber, land development activities and subcontracted labor may affect future gross margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. We generally take orders for homes that are already under construction or for which we can contract for materials and labor at a fixed price during the anticipated construction period. This allows us to minimize the risks associated with increases in building material and labor costs between the time construction begins on a home and the time it is delivered to its buyer. Although on a pro forma combined basis we did not experience any significant shortages in the availability of building materials or labor through March 31, 2001, we may experience shortages and delays in the future which may result in delays in the delivery of homes under construction, reduced gross margins or both.

Inflation and Interest Rates

    The residential homebuilding industry is affected by changes in general economic factors, particularly by interest rates and the impact of inflation. Inflation can adversely affect the rates on funds that we borrow and the affordability of permanent mortgage financing available to our prospective customers. Increased construction costs and rising interest rates, as well as increased material costs, may reduce gross margins in the short-term; however, we attempt to recover increased costs by increasing sales prices without reducing sales volume. Inflation has not had a material adverse effect on our results of operations. However, there can be no assurance that inflation will not have a material adverse impact on our future results of operations. When analyzing the purchase of land, we do not assume any inflation in home sales prices.

Impact of New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No. 137 and Statement No. 138, which is required to be adopted for fiscal years beginning after June 15, 2000. Statement No. 133 will require us to recognize all derivatives on our balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We do not currently believe that the implementation of Statement No. 133 will have a material impact on our results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our current and future debt obligations, specifically our new revolving credit facility where interest rates are variable based upon LIBOR rates or bank reference or prime rates. On a pro forma combined basis as adjusted for the offering and the application of the proceeds therefrom, we would have had no outstanding balance as of March 31, 2001 under our variable rate debt arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements and Schedules.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is contained in the Company's Proxy Statement for its 2001 annual meeting of stockholders which will be filed on or before July 30, 2001 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is contained in the Company's Proxy Statement for its 2001 annual meeting of stockholders which will be filed on or before July 30, 2001 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is contained in the Company's Proxy Statement for its 2001 annual meeting of stockholders which will be filed on or before July 30, 2001 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is contained in the Company's Proxy Statement for its 2001 annual meeting of stockholders which will be filed on or before July 30, 2001 and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Financial Statements

1.  Financial Statements

Schuler Homes, Inc.
Report of Independent Auditors	F-2
Balance Sheet at March 31, 2001	F-3
Notes to Balance Sheet	F-4
Schuler Residential, Inc.
Report of Independent Auditors	F-6
Consolidated Balance Sheets, March 31, 2001 and 2000	F-7
Consolidated Statements of Income for years ended March 31, 2001, December 31, 1999 and 1998, and the three-month period ended March 31, 2000	F-8
Consolidated Statements of Stockholders' Equity for years ended March 31, 2001, December 31, 1999 and 1998 and the three-month period ended March 31, 2000	F-9
Consolidated Statements of Cash Flows for years ended March 31, 2001, December 31, 1999 and 1998, and the three-month period ended March 31, 2000	F-10
Notes to Consolidated Financial Statements	F-11
Western Pacific Housing
Report of Independent Auditors	F-23
Combined Balance Sheets at March 31, 2001 and 2000	F-24
Combined Statements of Income for the years ended March 31, 2001, 2000 and 1999	F-25
Combined Statements of Partners' Capital at March 31, 2001, 2000, 1999 and 1998	F-26
Combined Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999	F-27
Notes to Combined Financial Statements	F-28

2.  Financial Statement Schedules:

    All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the financial statements or the notes therein.

(b) Reports on Form 8-K

    None.

(c) Exhibits

    See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 3, 2001.

SCHULER HOMES, INC.
By:	/s/ JAMES K. SCHULER James K. Schuler Co-Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ JAMES K. SCHULER James K. Schuler	Co-Chairman, President and Chief Executive Officer (Principal Executive Officer)	July 3, 2001
/s/ EUGENE S. ROSENFELD Eugene S. Rosenfeld	Co-Chairman	July 3, 2001
/s/ THOMAS CONNELLY Thomas Connelly	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 3, 2001
/s/ DOUGLAS M. TONOKAWA Douglas M. Tonokawa	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	July 3, 2001
/s/ THOMAS A. BEVILACQUA Thomas A. Bevilacqua	Director	July 3, 2001
/s/ MARTIN T. HART Martin T. Hart	Director	July 3, 2001
/s/ PAMELA S. JONES Pamela S. Jones	Director	July 3, 2001

/s/ RICARDO KOENIGSBERGER Ricardo Koenigsberger	Director	July 3, 2001
/s/ LEE NEIBART Lee Neibart	Director	July 3, 2001
/s/ ARNOLD ROSENSTEIN Arnold Rosenstein	Director	July 3, 2001
/s/ DONALD M. TRAVERSI Donald M. Traversi	Director	July 3, 2001

INDEX TO FINANCIAL STATEMENTS

1. Schuler Homes, Inc.:
Report of Independent Auditors	F-2
Balance Sheet at March 31, 2001	F-3
Notes to Balance Sheet	F-4
2. Schuler Residential, Inc.
Report of Independent Auditors	F-6
Consolidated Balance Sheets at March 31, 2001 and 2000	F-7
Consolidated Statements of Income for the years ended March 31, 2001, December 31, 1999 and 1998, and the three-month period ended March 31, 2000	F-8
Consolidated Statements of Stockholders' Equity for the years ended March 31, 2001, December 31, 1999 and 1998 and the three-month period ended March 31, 2000	F-9
Consolidated Statements of Cash Flows for the years ended March 31, 2001, December 31, 1999 and 1998 and the three-month period ended March 31, 2000	F-10
Notes to Consolidated Financial Statements	F-11
3. Western Pacific Housing:
Report of Independent Auditors	F-23
Combined Balance Sheets at March 31, 2001 and 2000	F-24
Combined Statements of Income for the years ended March 31, 2001, 2000 and 1999	F-25
Combined Statements of Partners' Capital for the years ended March 31, 2001, 2000 and 1999	F-26
Combined Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999	F-27
Notes to Combined Financial Statements	F-28

F–1

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Schuler Homes, Inc.

    We have audited the accompanying balance sheet of Schuler Homes, Inc., a Delaware corporation, as of March 31, 2001. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on the balance sheet based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Schuler Homes, Inc. at March 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California
June 27, 2001

F–2

Schuler Homes, Inc.

Balance Sheet

March 31, 2001

ASSETS
Cash	$6,000

$6,000

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share, 1,000,000 shares authorized, no shares issued or outstanding	$—
Common stock
Class A, par value $.001 per share, 120,000,000 shares authorized, 6,000,200 shares issued and outstanding	$6,000
Class B, par value $.001 per share, 50,000,000 shares authorized, no shares issued or outstanding	—

$6,000

See accompanying notes.

F–3

Schuler Homes, Inc.

Notes to Balance Sheet

March 31, 2001

1.  Organization and Formation

    On September 12, 2000, Schuler Residential, Inc. (previously Schuler Homes, Inc., "Schuler Residential") and the owners of Western Pacific Housing ("Western Pacific") entered into an agreement and plan of merger in which the parties agreed to combine their separate businesses.

    Schuler Homes, Inc., a Delaware corporation (previously Schuler Holdings, Inc., the "Company") was formed on October 12, 2000. The Company was formed to own the businesses of Schuler Residential through a merger of Schuler Residential with the Company and Western Pacific through contribution of Western Pacific to the Company.

    Under the merger, the Schuler Residential stockholders will receive one share of Class A common stock of the Company for each share of Schuler Residential common stock they hold. As a result of the merger, Schuler Residential will become a wholly-owned subsidiary of the Company and the Company will change its name to Schuler Homes, Inc. On April 2, 2001, the merger occurred.

    In a separate transaction on the next business day after the merger becomes effective, the Company will acquire all of the ownership interests in Western Pacific, effectively combining the operations of Schuler Residential and Western Pacific. The Company will issue to the owners of Western Pacific and to one of its lenders an aggregate number of shares of the Company's Class B common stock equal to the number of shares of the Company's Class A common stock to be issued to the Schuler Homes stockholders as a result of the merger. On April 3, 2001, the acquisition of Western Pacific occurred.

    The merger of Schuler Residential with the Company will be accounted for on a historical cost basis and the contribution of Western Pacific to the Company will be treated as a "purchase" by the Company of Western Pacific for accounting purposes. Under this method, the Western Pacific assets acquired and liabilities assumed will be recorded on the Company's balance sheet at their fair market value when the merger is completed.

2.  Capital Stock

    The Company's authorized capital stock currently consists of 170,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. One hundred and twenty million shares of the Company's common stock are designated as Class A common stock and 50,000,000 shares are designated as Class B common stock.

    Each holder of record of Class A common stock is entitled to one vote for each outstanding share owned on every matter properly submitted to the stockholders for their vote. Each holder of Class B common stock is entitled to one-half vote for each outstanding share owned on every matter properly submitted to the stockholders for their vote. However, the approval of some matters brought before the Company's stockholders requires the approval of each class of our common stock, voting separately as a class. The shares of common stock do not have cumulative voting rights in the election of directors.

    Stockholders are entitled to any dividends declared by the board of directors out of any legally available funds and are entitled to receive on a pro rata basis all of the Company's assets that are available for distribution to the stockholders in the event of the Company's liquidation, dissolution, or winding up. Stockholders do not have any pre-emptive right to become subscribers or purchasers of additional shares of any class of the Company's capital stock in any subsequent offering. Each class of

F–4

Class B common stock may be converted into one share of Class A common stock at the holder's election after the completion of the merger.

    Holders of the Company's Class B common stock may elect to convert their shares of Class B common stock into shares of Class A common stock at any time. Each share of Class B common stock will automatically convert into one fully paid and non-assessable share of Class A common stock on the later of either two days after the second anniversary of the date that the merger is completed or on the day on which the number of shares of Class B common stock that are issued and outstanding falls below 10,000,000 shares. However, the Class B common stock will not automatically convert on the occurrence of these events if the Company's board of directors determines that the automatic conversion of the Class B common stock would require the Company to redeem or repurchase any of its outstanding debt issued under either its senior notes indenture or convertible subordinated debentures indenture. Each share of Class B common stock will also automatically convert into one fully paid and non-assessable share of the Company's Class A common stock upon the transfer of the Class B common stock to any person who is not a beneficial owner of any shares of Class B common stock immediately after the completion of the merger.

    The preferred stock may be issued in series, with the designations, powers, preferences, rights, and limitations on such terms and conditions as the board of directors may from time to time determine, including the rights, if any, of the holders of the preferred stock with respect to voting, dividends, redemption, liquidation, and conversion. There are no shares of preferred stock outstanding.

    As of March 31, 2001, Schuler Residential and Western Pacific each held 3,000,100 shares of the Company's Class A common stock, all of which were redeemed for $.001 per share upon the consummation of the merger.

    As a result of the closing of the merger with Western Pacific on April 3, 2001, the Company assumed the obligations of Schuler Residential's Stock Plan (the "Plan") pursuant to the filing of a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission in April 2001. Under the Plan, options to purchase an aggregate of not more than 2,000,000 shares of the Company's Class A common stock may be granted from time to time to employees, officers and directors of the Company. The options vest 25% one year after being granted. Thereafter, vesting occurs pro rata each month until 100% vesting is attained four years after the grant date. The maximum term of the options granted is 10 years.

    On June 21, 2001, Schuler Residential merged into the Company.

F–5

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schuler Homes, Inc.
(presently known as Schuler Residential, Inc.)

    We have audited the accompanying consolidated balance sheets of Schuler Homes, Inc. as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended March 31, 2001, the three-month period ended March 31, 2000 and for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuler Homes, Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the year ended March 31, 2001, the three-month period ended March 31, 2000 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST& YOUNG LLP

Honolulu, Hawaii
May 16, 2001

F–6

SCHULER HOMES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2001	2000
ASSETS
Cash and cash equivalents (restricted—Note 1)	$5,366,000	$4,737,000
Real estate inventories (Note 2)	519,013,000	442,925,000
Investments in unconsolidated joint ventures (Note 3)	9,724,000	10,120,000
Deferred income taxes (Note 4)	17,389,000	2,819,000
Intangibles, net (Note 1)	13,369,000	15,149,000
Other assets (Note 11)	31,030,000	21,135,000

Total assets	$595,891,000	$496,885,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$39,735,000	$33,964,000
Accrued expenses	30,476,000	25,447,000
Notes payable to bank (Note 5)	134,469,000	60,974,000
Notes payable to others (Note 2)	3,208,000	7,587,000
Senior notes (Note 6)	98,870,000	98,711,000
Convertible subordinated debentures (Note 7)	57,500,000	57,500,000

Total liabilities	364,258,000	284,183,000
Commitments and contingencies (Notes 5 and 8)
Minority interest in consolidated subsidiary (Note 3)	—	1,845,000
STOCKHOLDERS' EQUITY (NOTES 1, 7, 9 AND 11):
Common stock, $.01 par value; 30,000,000 shares authorized; 21,466,130 and 21,400,646 shares issued at March 31, 2001 and 2000, respectively	215,000	214,000
Additional paid-in capital	96,543,000	96,186,000
Retained earnings	143,592,000	123,174,000
Treasury stock, at cost; 1,299,700 shares at March 31, 2001 and 2000	(8,717,000)	(8,717,000)

Total stockholders' equity	231,633,000	210,857,000

Total liabilities and stockholders' equity	$595,891,000	$496,885,000

See accompanying notes.

F–7

SCHULER HOMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

			Year Ended December 31,
	Year Ended March 31, 2001	Three Months Ended March 31, 2000
			1999	1998
Revenues:
Home and lot sales	$632,354,000	$160,736,000	$506,778,000	$282,902,000
Costs and Expenses:
Home and lot sales	480,245,000	126,819,000	403,684,000	225,370,000
Selling and commissions	38,398,000	8,902,000	31,747,000	19,124,000
General and administrative	35,290,000	8,384,000	25,481,000	16,008,000
Non-cash charge for impairment of long-lived assets	36,398,000	—	—	—

Total costs and expenses	590,331,000	144,105,000	460,912,000	260,502,000

Operating income	42,023,000	16,631,000	45,866,000	22,400,000
Income (loss) from unconsolidated joint ventures (Note 3)	136,000	753,000	1,322,000	2,435,000
Minority interest in pretax income of consolidated subsidiary	(999,000)	(150,000)	(444,000)	—
Other income (expense)	(8,237,000)	(1,381,000)	(4,851,000)	(4,243,000)

Income before provision for income taxes	32,923,000	15,853,000	41,893,000	20,592,000
Provision for income taxes (Note 4)	12,505,000	6,161,000	16,173,000	7,876,000

Net income	$20,418,000	$9,692,000	$25,720,000	$12,716,000

Net income per share (Note 12):
Basic	$1.01	$0.48	$1.29	$0.63

Diluted	$1.00	$0.46	$1.28	$0.63

See accompanying notes.

F–8

SCHULER HOMES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Amount				Total
Balance at December 31, 1997	20,100,927	$209,000	$93,100,000	$75,046,000	$(5,000,000)	$163,355,000
Issuance of common stock from exercise of stock options (Note 9)	17,538	—	101,000	—	—	101,000
Reacquisition of the Company's common stock	(95,000)	—	—	—	(617,000)	(617,000)
Net income	—	—	—	12,716,000	—	12,716,000

Balance at December 31, 1998	20,023,465	209,000	93,201,000	87,762,000	(5,617,000)	175,555,000
Issuance of common stock from exercise of stock options (Note 9)	23,730	—	134,000	—	—	134,000
Issuance of common stock under Employee Stock Purchase Plan (Note 9)	55,630	1,000	348,000	—	—	349,000
Reacquisition of the Company's common stock	(409,400)	—	—	—	(2,969,000)	(2,969,000)
Issuance of common stock in connection with acquisition (Note 11)	400,000	4,000	2,355,000	—	—	2,359,000
Net income	—	—	—	25,720,000	—	25,720,000

Balance at December 31, 1999	20,093,425	214,000	96,038,000	113,482,000	(8,586,000)	201,148,000
Issuance of common stock under Employee Stock Purchase Plan (Note 9)	28,821	—	148,000	—	—	148,000
Reacquisition of the Company's common stock	(21,300)	—	—	—	(131,000)	(131,000)
Net income	—	—	—	9,692,000	—	9,692,000

Balance at March 31, 2000	20,100,946	214,000	96,186,000	123,174,000	(8,717,000)	210,857,000
Issuance of common stock from exercise of stock options (Note 9)	17,002	—	91,000	—	—	91,000
Issuance of common stock under Employee Stock Purchase Plan (Note 9)	48,482	1,000	266,000	—	—	267,000
Net income	—	—	—	20,418,000	—	20,418,000

Balance at March 31, 2001	20,166,430	$215,000	$96,543,000	$143,592,000	$(8,717,000)	$231,633,000

See accompanying notes.

F–9

SCHULER HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Year Ended December 31,
	Year Ended March 31, 2001	Three Months Ended March 31, 2000
			1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,418,000	$9,692,000	$25,720,000	$12,716,000
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	6,409,000	1,413,000	5,371,000	3,162,000
Income distribution received from unconsolidated joint ventures in excess of income recognized (income from unconsolidated joint ventures recognized in excess of income distribution received)	1,762,000	(224,000)	700,000	(2,360,000)
Change in principal balance of notes receivable	737,000	49,000	817,000	207,000
Increase in allowance for doubtful accounts	441,000	—	—	96,000
Forgiveness of receivables	480,000	—	—	—
Minority interest	999,000	150,000	444,000	—
Non-cash charge for impairment of long-lived assets	36,398,000	—	—	—
Changes in assets and liabilities
(Increase) decrease in real estate inventories	(111,977,000)	(2,228,000)	(61,756,000)	(34,375,000)
(Increase) decrease in other assets	(10,631,000)	(128,000)	(1,036,000)	(1,622,000)
Increase (decrease) in accounts payable	5,771,000	2,145,000	10,989,000	3,149,000
Increase (decrease) in accrued expenses	5,029,000	6,521,000	3,907,000	2,473,000
Change in deferred income taxes	(14,570,000)	(457,000)	1,056,000	584,000

Net cash provided by (used in) operating activities	(58,734,000)	16,933,000	(13,788,000)	(15,970,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of additional interest in Stafford, net of cash acquired	(2,844,000)	—	(4,227,000)	—
Acquisition of certain assets of Keys Homes	—	—	(1,000,000)	—
Advances to unconsolidated joint ventures	(2,153,000)	(747,000)	(1,574,000)	(8,431,000)
Repayments of advances to unconsolidated joint ventures	2,415,000	112,000	1,103,000	263,000
Investments in unconsolidated joint ventures	(2,828,000)	(915,000)	(1,823,000)	(1,000,000)
Capital distributions from unconsolidated joint venture	758,000	—	2,178,000	3,557,000
Purchase of furniture, fixtures and equipment	(1,816,000)	(278,000)	(1,265,000)	(432,000)

Net cash provided by (used in) investing activities	(6,468,000)	(1,828,000)	(6,608,000)	(6,043,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings	319,597,000	55,370,000	312,936,000	169,670,000
Principal payments on bank borrowings	(246,102,000)	(72,579,000)	(252,118,000)	(243,382,000)
Principal payments on notes payable to others	(8,533,000)	(160,000)	(1,553,000)	—
Advances to affiliates (Note 11)	—	—	(5,810,000)	—
Repayment of advances to affiliates	352,000	271,000	404,000	—
Refinancing of Stafford's debt	—	—	(29,378,000)	—
Proceeds from issuance of senior notes, net of discount and offering costs	—	—	—	97,210,000
Net decrease in discount on issuance of senior notes	159,000	40,000	160,000	104,000
Proceeds of issuance of common stock from exercise of stock options	91,000	—	134,000	101,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan	267,000	148,000	348,000	—
Reacquisition of the Company's common stock	—	(131,000)	(2,969,000)	(617,000)

Net cash provided by (used in) financing activities	65,831,000	(17,041,000)	22,154,000	23,086,000

Increase (decrease) in cash	629,000	(1,936,000)	1,758,000	1,073,000
Cash and cash equivalents (restricted) at beginning of period	4,737,000	6,673,000	4,915,000	3,842,000

Cash and cash equivalents (restricted) at end of period	$5,366,000	$4,737,000	$6,673,000	$4,915,000

See accompanying notes.

F–10

SCHULER HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

General

    Schuler Homes, Inc. (the Company) was incorporated in Hawaii in March 1988 and, during January 1992, was reincorporated in Delaware. The Company is engaged in the development and sale of residential real estate in the following geographic markets: Arizona, Colorado, Hawaii, Northern California, Oregon, Southern California and Washington.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Merger With Western Pacific Housing

    On September 12, 2000, the Company and the owners of the group of privately-held partnerships and limited liability companies collectively known as Western Pacific Housing (WPH) signed an agreement providing for a reorganization in which the businesses and operations of the Company and WPH are combined. Following a series of transactions provided for in this agreement, which were completed on April 3, 2001, a new company, Schuler Holdings, Inc. acquired all of the common stock of the Company and the ownership interests in WPH as well as their businesses and operations. Existing stockholders of the Company exchanged their shares of the Company's stock for Class A common stock of this new company on a 1-for-1 basis. The owners of WPH exchanged their interests in WPH for (and a lender of WPH received) shares of Class B common stock of this new company equal in an aggregate amount to the shares of Class A common stock issued to the Company's stockholders in the reorganization. Of the 20,166,430 shares of the Company's Class B common stock issued, 18,754,727 were issued to the owners of WPH and 1,411,703 were issued to a lender of WPH. In addition, the Company was renamed Schuler Residential, Inc. and Schuler Holdings, Inc. was renamed Schuler Homes, Inc.

    The holders of the Class A common stock initially will be entitled to elect five of the nine directors of the new company. The holders of the Class B common stock will be entitled to elect the remaining directors. In addition, the holders of each of these classes of common stock will vote separately as a class to approve some extraordinary transactions and some amendments of the new company's certificate of incorporation. On most other matters, holders of Class B common stock will have one-half vote per share. The Class B common stock will automatically convert into Class A common stock (on a 1-for 1 basis) if, among other things, it is transferred to anyone other than a beneficial owner of the Class B common stock as of the date the reorganization was completed.

    The reorganization was structured to be tax-free to the Company's existing stockholders. For accounting purposes, the Company expects to treat the reorganization as a purchase of WPH. Under this method, the WPH assets acquired and liabilities assumed will be recorded at their fair market value on the date the reorganization was completed. Any excess of purchase price over the fair market value of net assets acquired will be recorded as goodwill.

F–11

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments and other short-term investments (less than 3 months) to be cash equivalents. Included in Cash and Cash Equivalents at March 31, 2001 and 2000 are restricted amounts of $1,141,000 and $1,204,000, respectively, which primarily represent a collection allowance resulting from the sale of second mortgage notes and accounts restricted for certain development costs.

Real Estate Inventories

    Real estate inventories consist of raw land, lots under development, houses under construction and completed homes. Pursuant to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," inventories which are substantially completed are carried at the lower of cost or fair value less cost to sell. Fair value is determined by applying a risk adjusted discount rate to estimates of future cash flows, resulting in a lower value than under the net realizable value method previously required. In addition, land held for future development or inventories under current development are adjusted to fair value, only if an impairment to their value is indicated.

    The estimates of future cash flows require significant judgment relating to level of sales prices, rate of new home sales, amount of marketing costs and price discounts needed in order to stimulate sales, rate of increase in the cost of building materials and labor, introduction of building code modifications, and economic and real estate market conditions in general. Accordingly, there exists at any date, a reasonable possibility that changes in estimates will occur in subsequent periods.

    All direct and indirect land costs, all development and construction costs, and applicable carrying charges (primarily interest) are capitalized to real estate projects during the development period. The capitalized costs are assigned to individual components of projects based on specific identification, if practicable, or allotted based on relative sales value (in accordance with FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects"). Selling expenses and other marketing costs are expensed in the period incurred and are included in cost of residential real estate sold in the accompanying consolidated statements of operations.

Unconsolidated Joint Ventures

    Investments in unconsolidated joint ventures consist of the Company's interest in real estate ventures in Arizona, Colorado, Hawaii and Southern California, and are accounted for using the equity method.

Intangibles

    Intangibles consist of goodwill and covenants not-to-compete, which resulted from the Company's past acquisitions. The intangibles are being amortized on a straight-line basis over periods ranging from

F–12

15 to 20 years. Accumulated amortization at March 31, 2001 and 2000 is approximately $3,340,000 and $2,585,000, respectively.

Sales and Profit Recognition

    A sale is generally recorded and profit recognized when closings have occurred and a buyer has met down payment and continuing investment criteria required by accounting principles generally accepted in the United States.

Interest Rate Swap

    The Company entered into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates and vice versa over the life of the agreements without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest incurred related to the debt (the accrual accounting method). The fair value of the swap agreements are not recognized in the financial statements. In the event of the termination of an interest-rate swap agreement, gains and losses would be deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest incurred related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from a swap would be recognized in income coincident with the extinguishment.

    The Company entered into two interest rate swaps. One swap required the Company to pay a fixed rate of 5.75% on $30,000,000, while receiving in return an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR reset at or above 7%, the swap reverses for that payment period and no interest payments were exchanged. The second swap, which became effective on August 9, 1999 required the Company to pay interest at a floating one month LIBOR on $30,000,000, while receiving in return an interest payment at a fixed rate of 6.31%. The interest rate differential on these swaps to be received or paid was recognized during the period as an adjustment to interest incurred. Both swaps were cancelled on October 12, 2000 at a cost of approximately $18,000.

2. Real Estate Inventories

    Real estate inventories consist of the following:

	March 31,
	2001	2000
Unimproved land held for future development	$79,631,000	$48,375,000
Development projects in progress	410,460,000	352,476,000
Completed inventory (including lots held for sale)	28,922,000	42,074,000

	$519,013,000	$442,925,000

    Completed inventory includes residential units which are substantially ready for occupancy.

F–13

    The Company has notes payable to land sellers with a principal balance of $3,208,000 and $7,587,000 at March 31, 2001 and 2000, respectively, which relate to land purchased for future residential development. The notes are secured by mortgages on the purchased land.

    In contemplation of the then pending transaction to combine WPH with the Company's business, the Company began to increase its product offerings in Hawaii by adding projects in various areas on the islands of Oahu, Maui, Kauai and Hawaii, while reducing its investment in longer term land parcels in areas where it has a concentration of land. The change in strategy resulted in the recognition of a non-cash charge for impairment of long-lived assets, pursuant to Financial Accounting Standards Board Statement No. 121, of approximately $36,398,000 ($22,198,000 after-tax) during the quarter ended September 30, 2000.

3. Investments in Unconsolidated Joint Ventures

    Condensed combined financial information is as follows:

	March 31,
	2001	2000
Assets (primarily real estate inventories)	$25,357,000	$54,051,000
Liabilities	7,853,000	33,673,000

Equity	$17,504,000	$20,378,000

			Year Ended December 31,
	Year Ended March 31, 2001	Three Months Ended March 31, 2000
			1999	1998
Revenues	$49,110,000	$13,129,000	$23,959,000	$63,933,000
Expenses	(49,175,000)	(11,373,000)	20,970,000	59,090,000

Net income (loss)	$(65,000)	$1,756,000	$2,989,000	$4,843,000

    As of March 31, 2001 and 2000, the Company's cumulative share of the undistributed profits of its joint ventures is $5,048,000 and $6,521,000, respectively.

    Included in the investments in unconsolidated joint ventures of the Company, and in the liabilities of the joint ventures are advances from the Company to its unconsolidated joint ventures of $747,000, and $1,197,000, at March 31, 2001 and 2000, respectively.

    In January 2001, the Company acquired the remaining 11% interest in SSHI LLC (dba Stafford Homes), the Company's operating division in Washington state. As a result, SSHI LLC is wholly-owned by the Company.

F–14

4. Income Taxes

    The following summarizes the provision for income taxes:

			Year Ended December 31,
	Year Ended March 31, 2001	Three Months Ended March 31, 2000
			1999	1998
Currently payable:
Federal	$22,829,000	$5,561,000	$12,978,000	$6,401,000
State	4,246,000	1,057,000	2,139,000	891,000

	27,075,000	6,618,000	15,117,000	7,292,000
Deferred:
Federal	(11,773,000)	(333,000)	893,000	484,000
State	(2,797,000)	(124,000)	163,000	100,000

	(14,570,000)	(457,000)	1,056,000	584,000

Provision for income taxes	$12,505,000	$6,161,000	$16,173,000	$7,876,000

    The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

			Year Ended December 31,
	Year Ended March 31, 2001	Three Months Ended March 31, 2000
			1999	1998
Provision for federal income taxes at the statutory rate	$11,523,000	$5,549,000	$14,663,000	$7,207,000
Provision for state income taxes, net of federal income tax benefits	982,000	612,000	1,510,000	669,000

Provision for income taxes	$12,505,000	$6,161,000	$16,173,000	$7,876,000

    Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting purposes. The primary components of the Company's deferred income taxes relate to capitalized interest and inventory impairment losses (Note 2). At March 31, 2001, the total deferred tax liabilities (primarily resulting from capitalized interest) and total deferred tax assets (primarily resulting from inventory impairment losses) are $2,185,000 and $19,574,000, respectively.

    Income tax payments of $25,634,000 (net of refunds), $2,751,000, $13,565,000 and $7,118,000, were made during the year ended March 31, 2001, the three months ended March 31, 2000 and the years ended December 31, 1999 and 1998, respectively.

5. Notes Payable to Bank

    In March 2001, the Company increased its Revolving Credit Facility with a consortium of banks from $170,000,000 to $200,000,000. The Company has a one-time option to reduce the amount of the facility by up to $30,000,000 on an irrevocable basis, provided the facility has remained at $200,000,000 for at least six months. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest

F–15

rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage and interest coverage ratios, as defined, the interest rate may vary from LIBOR plus 1.6% to 2% or prime plus 0% to 0.25%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of March 31, 2001, the Company met such financial ratios and covenants.

    The Company's notes payable at March 31, 2001 consist of borrowings under its credit facilities. At March 31, 2001, the Company's bank borrowings were at interest rates of prime (8.0%) and LIBOR plus 1.75% (6.8% to 6.9%). At March 31, 2001, $65,531,000 of the Company's line of credit is unused, of which $9,017,000 is restricted for outstanding but unused letters of credit.

    The interest amounts in this paragraph relate to notes payable to bank and others, senior notes and the convertible subordinated debentures. The Company paid interest of approximately $20,382,000, $3,486,000, $18,407,000 and $11,818,000, during the year ended March 31, 2001, the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998, respectively. Interest incurred during the year ended March 31, 2001, the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998 was approximately $21,203,000, $4,908,000, $18,652,000 and $13,789,000, respectively. All of such interest was capitalized to real estate inventories except for approximately $5,961,000, $1,086,000, $3,077,000 and $3,096,000 in the year ended March 31, 2001, the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998, respectively, which was expensed and not capitalized, as such interest related to assets which did not meet the requirements for capitalization. Interest, previously capitalized to real estate inventories, expensed as a component of cost of residential real estate sales during the year ended March 31, 2001, the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998 totaled $15,428,000, $4,045,000, $16,327,000 and $9,554,000, respectively. Interest and amortized debt expense included in inventory was $16,650,000 and $18,562,000 at March 31, 2001 and 2000, respectively.

    The weighted average bank interest rate at March 31, 2001 and 2000 was 7.0% and 7.5%, respectively. In addition, the following information relates to notes payable to bank and interest thereon:

	Maximum Amount Outstanding During the Period	Average Daily Amount Outstanding During the Period	Weighted Average Interest Rate During the Period*
Year ended March 31, 2001	$153,705,000	$98,969,000	8.0%

Three months ended March 31, 2000	$97,334,000	$90,090,000	7.9%

Year ended December 31, 1999	$111,513,000	$80,968,000	7.0%

Year ended December 31, 1998	$112,157,000	$49,199,000	7.8%

*
Computed by dividing related interest charged by the average daily amount outstanding during the year.

F–16

SCHULER HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Senior Notes

    On May 6, 1998, the Company consummated its offering of $100,000,000 aggregate principal amount of 9% Senior Notes, which are due April 15, 2008. The Company received net proceeds from the offering of approximately $97,200,000 (net of discounts and offering costs of approximately $2,800,000). The Company used such proceeds to repay a portion of the Company's borrowings under its line of credit. The offering costs are amortized over the term of the notes using the interest method. The Company offered to exchange its Senior Notes for new notes evidencing the same debt as the Senior Notes, which were registered pursuant to a Form S-4 Registration Statement filed with the U.S. Securities and Exchange Commission on July 6, 1998. Pursuant to such exchange offer, all of the Senior Notes were exchanged for new notes.

7. Convertible Subordinated Debentures

    On January 28, 1993, the Company issued $50,000,000 principal amount of 6 1/2% Convertible Subordinated Debentures, which are due January 15, 2003. On February 25, 1993, the related over-allotment option for an additional $7,500,000 was exercised in full. The Debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $21.83 per share, subject to adjustment under certain conditions. The Company received net proceeds from the offering of approximately $55,200,000 (net of offering costs of approximately $2,300,000). The Company used a portion of such proceeds to purchase $51,500,000 of additional land inventory for residential development, using the balance of $3,700,000 to repay a portion of the Company's borrowings under its line of credit. The offering costs are being amortized over the term of the debentures using the interest method.

8. Commitments and Contingencies

    At March 31, 2001, the Company had under contracts to purchase for approximately $15,260,000, land parcels for future residential development.

    Certain of the Company's land purchase agreements require the Company to make additional payments to the seller if the average sales price or number of homes built on such land exceeds an amount stated in such purchase agreements. Amounts paid pursuant to these agreements have not been significant.

    One of the agreements for land purchased during early 1993 includes a provision for the Company to pay the previous owner of the land additional amounts if the number of units developed exceeds 580. The Company may develop up to 832 units for sale. The Company is obligated to pay an additional $20,000 for each residential unit in excess of 580 residences. Accordingly, the Company may be obligated to pay the previous owner of the land an additional $5,040,000. The additional payments are earned by the previous owners upon the issuance of a certificate of occupancy for each excess unit. Such payments are payable at the closing of the sale of each excess unit. The payments are secured by a subordinated mortgage on a portion of the purchased land. As of March 31, 2001, the Company has paid $1,860,000 related to the construction of 93 units in excess of 580.

    The Company is from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

F–17

9. Employee Benefit and Stock Option Plans

    The Company sponsors a 401(k) defined contribution retirement savings plan that covers substantially all employees of the Company after completion of one year of service. Company contributions to this plan, which include amounts based on a percentage of employee contributions as well as discretionary contributions, were $270,000, $220,000 and $130,000, for the plan years ended December 31, 2000, 1999 and 1998, respectively.

    In January 1992, the Company adopted a stock option plan (the "Plan"). Under the Plan, options to purchase an aggregate of not more than 1,000,000 (increased to 1,500,000 pursuant to the filing of a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission in August 1999) shares of common stock may be granted from time to time to employees, officers and directors of the Company. The options vest 25% one year after being granted. Thereafter, vesting occurs pro rata each month until 100% vesting is attained four years after the grant date. The maximum term of the options granted is 10 years. As a result of the closing of the merger with WPH on April 3, 2001, the obligations of the Company under the Plan were assumed by the Company's new parent company (see Note 1). Consequently, the options granted under the Plan became exercisable for shares of Class A common stock of the Company's new parent company.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended March 31, 2001, the three months ended March 31, 2000 and the years ended December 31, 1999 and 1998, respectively: risk-free interest rates of 6.3%, 6.6%, 6.0% and 5.6%; dividend yields of 0%, 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 0.37, 0.36, 0.37 and 0.37; and a weighted-average expected remaining life of the option of 6, 6, 4.5 and 4 years.

    The Black-Scholes option valuation model used was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying FASB Statement No. 123 on pro forma net income for the years ended March 31, 2001 and December 31, 1999 and 1998 and the three-months ended March 31, 2000 are not likely to be representative of the effects for future years, since the pro forma net income amounts for the years ended March 31, 2001 and December 31, 1999 and 1998 and

F–18

the three-months ended March 31, 2000 each reflect expense for only one year of vesting. The Company's pro forma information follows:

	Year Ended March 31, 2001	Three Months Ended March 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998
Pro forma net income	$19,953,000	$9,574,000	$25,221,000	$11,806,000
Pro forma net income per share:
Basic	$0.99	$0.48	$1.26	$0.59
Diluted	$0.98	$0.45	$1.26	$0.59

    A summary of the Company's stock option activity, and related information follows:

	Year Ended March 31, 2001		Three Months Ended March 31, 2000		Year Ended December 31, 1999		Year Ended December 31, 1998
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of period	1,001,619	$6	991,619	$6	771,658	$6	611,085	$6
Granted	74,000	6	10,000	6	262,200	6	198,850	7
Exercised	(17,002)	6	—	—	(23,730)	6	(17,538)	6
Forfeited	(22,093)	7	—	—	(18,509)	7	(20,739)	7

Outstanding—end of period	1,036,524	6	1,001,619	6	991,619	6	771,658	6

Exercisable at end of period	777,247	6	592,578	6	562,607	6	277,446	7
Weighted-average fair value of options granted during the period	$2.86		$2.81		$2.40		$2.59

    Exercise prices for options outstanding as of March 31, 2001 were shares 1,006,690 at $6 to $7; 15,375 shares at $9 to $10; 12,459 shares at $16, and 2,000 shares at $26.

    On July 31, 1998, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 500,000 shares of the Company's common stock for issuance under the Company's Employee Stock Purchase Plan. As of March 31, 2001, 132,933 shares of the Company's common stock were issued on a cumulative basis since the inception of the Plan.

    In July 2000, the Company established an unfunded, non-qualified deferred compensation plan for its directors and senior management or highly compensated employees. The plan permits participants to defer receipt of compensation and also allows the Company to increase a participant's benefit by matching or discretionary amounts subject to a vesting schedule. There were no such matching or discretionary contributions by the Company during the year ended March 31, 2001. At March 31, 2001, the Company has an accrued liability of $1,000,000 relating to this plan.

F–19

10. Stockholders' Equity

    In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10,000,000 of its outstanding common stock. The program was suspended in 2000 due to the then pending merger with WPH and expired by its terms on December 31, 2000. At that time, the Company had repurchased 525,700 shares under the program at a total cost of $3,700,000.

11. Related Party Transactions

    James K. Schuler, the Company's chief executive officer, owns a majority of the common shares outstanding as of March 31, 2001 and 2000.

    In connection with the purchase of an additional 40% interest in Stafford in January 1999, the Company refinanced Stafford's existing debt, which included $1,251,000 in certain notes payable to affiliates of Stafford.

    The Company used to lease its main office in Oregon from a family member of the former Division President of the Oregon Division. During 1999, the Company incurred total rental expense in connection with the lease of approximately $103,000. The terms for the lease were no less favorable to the Company than could be obtained from unaffiliated third parties.

    In connection with the acquisition of certain assets of a homebuilder in October 1998, the Division President of the Company's Oregon Division (formerly the president of the acquired homebuilder) was to earn a percentage of the profits of the Oregon Division. In addition, included in Other Assets at December 31, 1999, was a note receivable of $1,000,000 from the Oregon Division President, which was issued on January 4, 1999, was to be due on December 31, 2005, bearing interest at 7%, and required minimum annual payments of $200,000 plus accrued but unpaid interest. Accrued interest receivable relating to the note was approximately $70,000 at December 31, 1999. During the quarter ended June 30, 2000, $1,443,000 of Other Income (Expense) represented (i) the amortization of the unamortized balance of intangibles associated with the Company's acquisition of certain assets of Keys Homes in October 1998 and (ii) the forgiveness by the Company of a portion of the note receivable from the former owner of Keys Homes and former Oregon Division President, who has relinquished his right to a percentage of profits of the Oregon division. During the quarter ended September 30, 2000, the remaining note receivable balance of approximately $351,000 was repaid to the Company. During 1999, the Company sold 27 of its homes for an aggregate sales price of $2,449,000 to a limited liability company of which the Division President of the Company's Oregon Division is a member.

    In connection with the acquisition of certain assets of a homebuilder in July 1999 that established the new divisions in Southern California and Arizona, the owners of the seller, who became officers of the new divisions, retained an interest in the profits of the two new divisions, until the sooner of the occurrence of certain agreed upon events or December 31, 2004. In connection with the acquisition, the Company issued 400,000 shares of its common stock. In addition, the Company provided a loan to the seller in the amount of $4,810,000, which is included in Other Assets. The loan was due on December 31, 2004 and bears interest at 7%. Accrued interest receivable relating to the loan was approximately $411,000 at March 31, 2001. Upon consummation of the reorganization, the Company purchased the profits interests from the former owners of the acquired assets for $9,000,000, payable as follows: $2,500,000 upon the later of the completion of the reorganization or January 1, 2001 (paid in April 2001), $2,000,000 on the one-year anniversary of the completion of the reorganization, and a note for $4,500,000 that matures four years after the completion of the reorganization and that bears

F–20

interest at 7.0%. Subsequent to completion of the reorganization, the Company received a payment, which reduced its note receivable to $4,500,000.

    From time to time, the Company engages the law firms in which directors of the Company are partners. During the year ended March 31, 2001, the three months ended March 31, 2000 and the years ended December 31, 1999 and 1998, legal fees of approximately $29,000, $15,000, $36,000 and $322,000, respectively, to such firms were incurred by the Company.

12. Net Income (Loss) Per Share

    Basic net income (loss) per share for the year ended March 31, 2001, the three months ended March 31, 2000 and the years ended December 31, 1999 and 1998 were computed using the weighted average number of common shares outstanding during the period of 20,122,377, 20,097,608, 19,997,759 and 20,102,922, respectively.

    Diluted net income per share for the year ended March 31, 2001, the three months ended March 31, 2000 and the year ended December 31, 1999 was computed by adding to net income the interest expense of $2,548,000, $653,000 and $3,342,000 (net of related income taxes) which is applicable to convertible subordinated debentures, and dividing by 23,031,440, 22,731,598 and 22,631,749, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures. The computation of diluted net income per share for the year ended December 31, 1998, resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share is also presented as the diluted net income per share for the year ended December 31, 1998.

13. Fair Value of Financial Instruments

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

    Notes receivable (included in Other Assets): The carrying amount of the Company's notes receivable approximate their fair value, since the interest rate currently being offered on new notes is similar to the interest rates on existing notes.

    Accrued interest payable (included in Accrued Expenses) and notes payable to bank: The carrying amounts of the Company's accrued interest payable and notes payable to bank approximate their fair value.

    Convertible subordinated debentures: The fair value of $56,206,000 for the Company's convertible subordinated debentures is based on the quoted market price of $97.75 at March 31, 2001.

    Senior notes: The fair value of $94,000,000 for the Company's senior notes is based on the quoted market price of $94 at March 31, 2001.

F–21

14. Quarterly Financial Information (unaudited)

    Quarterly financial information for the years ended March 31, 2001 and December 31, 1999 and 1998 are presented in the following summary:

	Three Months Ended
	June 30	September 30	December 31	March 31
	(In Thousands Except Per Share Data)
2001
Sales	$173,184	$160,363	$153,493	$145,314
Operating income (loss)	20,759	(15,820)	18,937	18,147
Pre-tax income (loss)	17,654	(17,796)	16,578	16,487
Net income (loss)	10,900	(10,762)	10,123	10,157
Earnings per share (diluted)	0.51	(0.54)	0.46	0.46
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands Except Per Share Data)
1999
Sales	$95,893	$131,623	$128,335	$150,927
Operating income	9,123	12,182	11,087	13,474
Pre-tax income	7,742	10,860	10,919	12,372
Net income	4,790	6,676	6,695	7,559
Earnings per share (diluted)	0.24	0.34	0.33	0.37
1998
Sales	$55,512	$67,433	$79,186	$80,771
Operating income	3,935	5,040	6,635	6,790
Pre-tax income	3,257	4,640	5,767	6,928
Net income	2,001	2,852	3,583	4,280
Earnings per share (diluted)	0.10	0.14	0.18	0.21

    Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

F–22

REPORT OF INDEPENDENT AUDITORS

To the Partners

Western Pacific Housing

    We have audited the accompanying combined balance sheets of Western Pacific Housing, as defined in Note 1, as of March 31, 2001 and 2000, and the related combined statements of income, partners' capital and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Western Pacific Housing at March 31, 2001 and 2000, and the combined results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California
April 30, 2001

F–23

WESTERN PACIFIC HOUSING

COMBINED BALANCE SHEETS

March 31, 2001 and 2000

(dollars in thousands)

	2001	2000
Assets
Cash and cash equivalents	$47,025	$36,652
Residential real estate projects under development	339,067	330,349
Investments in and advances to unconsolidated joint ventures	18,483	3,896
Excess of cost over net assets acquired, net	2,800	3,200
Due from affiliates	—	478
Notes receivable	14,968	12,169
Other assets, net	12,078	8,194

Total assets	$434,421	$394,938

Liabilities
Accounts payable and accrued liabilities	$88,243	$61,037
Due to affiliates	536	—
Notes payable	190,012	181,264
Participating debt	10,310	30,743

	289,101	273,044
Minority interests	6,950	7,317
Partners' capital
General partners	4,353	2,970
Limited partners	134,017	111,607

	138,370	114,577

Total liabilities and partners' capital	$434,421	$394,938

See accompanying notes.

F–24

WESTERN PACIFIC HOUSING

COMBINED STATEMENTS OF INCOME

(dollars in thousands)

	Years Ended March 31,
	2001	2000	1999
Revenues	$709,150	$535,019	$423,313
Cost of sales	(560,131)	(428,163)	(346,858)

Gross profit	149,019	106,856	76,455
Selling, general and administrative expenses	(65,423)	(54,150)	(39,037)
Non-cash employee compensation expense	(4,207)	—	—
Interest and other income (expense), net	65	(5,696)	(6,648)

Income before minority interest in income of consolidated joint ventures	79,454	47,010	30,770
Minority interests in income of consolidated joint ventures	(16,002)	(5,385)	(10,479)

Net income	$63,452	$41,625	$20,291

See accompanying notes.

F–25

WESTERN PACIFIC HOUSING

COMBINED STATEMENTS OF PARTNERS' CAPITAL

(dollars in thousands)

	General Partners	Limited Partners	Total
Balance—March 31, 1998	$403	$36,746	$37,149
Contributions	812	14,700	15,512
Net income	524	19,767	20,291

Balance—March 31, 1999	1,739	71,213	72,952
Net income	1,231	40,394	41,625

Balance—March 31, 2000	2,970	111,607	114,577
Admittance of management to limited partner	—	4,207	4,207
Distributions	(816)	(43,050)	(43,866)
Net income	2,199	61,253	63,452

Balance—March 31, 2001	$4,353	$134,017	$138,370

See accompanying notes.

F–26

WESTERN PACIFIC HOUSING

COMBINED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended March 31,
	2001	2000	1999
Cash flows from operating activities
Net income	$63,452	$41,625	$20,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	897	839	804
Equity in earnings of unconsolidated joint ventures	(229)	(430)	—
Minority interest in income of consolidated joint ventures	16,002	5,385	10,479
Non-cash employee compensation expense	4,207	—	—
Changes in operating assets and liabilities
Increase in residential real estate projects under development	(36,145)	(60,896)	(42,999)
Decrease in due from affiliates/increase in due to affiliates	1,014	666	617
Increase in notes receivable	(2,799)	(12,169)	—
Increase in other assets	(1,993)	(579)	(3,438)
Increase in accounts payable and accrued liabilities	21,656	21,982	13,683

Net cash provided by (used in) operating activities	66,062	(3,577)	(563)

Cash flows from investing activities
Purchases of equipment	(294)	(966)	(421)
Acquisition of Porter Homes	—	—	(14,989)
Distributions from unconsolidated joint ventures	696	—	—
Contributions and advances to unconsolidated joint ventures	(12,857)	(2,875)	(96)

Net cash used in investing activities	(12,455)	(3,841)	(15,506)

Cash flows from financing activities
Proceeds from notes payable	668,248	505,854	551,988
Repayments of notes payable	(639,138)	(483,794)	(521,016)
Proceeds from participating debt	8,622	19,322	16,275
Repayments of participating debt	(17,255)	(14,354)	(17,565)
Additions to deferred loan costs	(3,476)	(1,196)	(1,421)
Contributions by minority partners in consolidated joint ventures	—	178	2,272
Distributions to minority partners in consolidated joint ventures	(16,369)	(10,856)	(12,951)
Contributions from partners	—	—	15,512
Distributions to partners	(43,866)	—	—

Net cash (used in) provided by financing activities	(43,234)	15,154	33,094

Net increase in cash and cash equivalents	10,373	7,736	17,025
Cash and cash equivalents—beginning of period	36,652	28,916	11,891

Cash and cash equivalents—end of period	$47,025	$36,652	$28,916

Supplemental disclosure of cash flow information
Interest paid	$38,187	$29,533	$24,639

Non-cash transactions
Amortization of debt discount/capitalization to residential real estate projects under development	$—	$145	$579

Debt discount included cost of sales	$318	$555	$521

Contribution of real estate assets to unconsolidated joint venture	$(34,233)	$—	$—

Assumption of liabilities by unconsolidated joint venture	$32,612	$—	$—

See accompanying notes.

F–27

WESTERN PACIFIC HOUSING

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands)

1.  ORGANIZATION

    The accompanying combined financial statements represent the combined results of Western Pacific Housing Development Limited Partnership ("WPHD"), Western Pacific Housing Development II Limited Partnership ("WPHD II") and WPH-Porter, LLC ("WPH-Porter") and the consolidated results of other entities that they control (collectively "Western Pacific Housing" or the "Company"). WPHD, WPHD II and WPH-Porter have been combined as there is common ownership and control among the entities.

    WPHD, formed in December 1993, and WPHD II, formed in June 1996, were established to develop single-family home communities for sale to first-time buyers and first- and second-time move-up buyers, with their initial operations in Orange County. Effective April 1, 1998, the Company acquired the homebuilding operations of a group of entities ("Porter Homes") located in the Bay Area and Sacramento markets. The Company now operates in the major metropolitan markets of Orange County, the Inland Empire (Riverside and San Bernardino Counties), the Sacramento Valley, San Diego, Los Angeles/Ventura County and the Bay Area surrounding San Francisco and San Jose.

    WPHD, WPHD II and WPH-Porter are limited partners in various limited partnerships and principal members in various limited liability companies (collectively, the "Operating Entities") whose activities include acquiring improved or partially improved real estate for use in the development, construction and sale of residential housing. The general partners and managing members in these Operating Entities are generally affiliates of certain owners of the Company.

    The Company's ownership interests are primarily owned by three institutional investors who receive a preferred return on their investment, a participation in profits and a distribution upon the occurrence of a sale of the Company or its assets in accordance with allocation procedures specified in the partnership agreements. As of March 31, 2001, the unpaid preferred return, as defined, for the general partners and the limited partners was $338 and $31,045, respectively, which is maintained in a memorandum account and is not recorded as an obligation of the Company until they are declared as payable. The partnership agreements also provide for distributions for the reimbursement of income taxes payable by the partners and members and certain restrictions on the sale, transfer or pledge of their interests.

    On April 3, 2001, the Company was merged into Schuler Homes, Inc. (Note 10).

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The combined financial statements include the accounts of the Company and all majority-owned subsidiaries. Investments in unconsolidated joint ventures in which the Company has a 50% or less ownership interest are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in the combination and consolidation.

Use of Estimates

    The preparation of the combined financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that

F–28

affect the reported amounts of assets and liabilities as of March 31, 2001 and 2000, and the reported amounts of revenues and expenses for each of the three years in the period ended March 31, 2001. Actual results could differ from those estimates.

Cash and Cash Equivalents

    Management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Residential Real Estate Projects Under Development

    Residential real estate projects under development are carried at cost. Cost includes all direct and indirect land costs, development and construction costs, and applicable carrying charges (primarily interest and property taxes) which are capitalized during the development period. Capitalized costs including land and land development costs are assigned to individual components of real estate projects based on specific identification, if practicable, or allocated based on a relative fair value method in accordance with FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. Deposits paid related to options and contracts to purchase land and preacquisition costs are capitalized.

    FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires impairment losses to be recorded on real estate held for development in certain circumstances. Impairment losses are recorded by management when indicators of impairment are present and the undiscounted cash flows estimated to be generated by such real estate (excluding interest) are less than the carrying amount of the real estate. When the real estate is determined to be impaired, the related carrying value of the real estate is adjusted to its estimated fair value. There were no such adjustments during the three years in the period ended March 31, 2001.

    Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining whether real estate assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic, political and market conditions, such as obtaining entitlement approvals and the availability of suitable financing to fund development and construction activities.

    Ultimate realization is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from the estimated fair values as described herein.

Excess of Cost Over Net Assets Acquired

    The excess amount paid for a business acquisition over the net fair value of assets acquired and liabilities assumed is reflected in the accompanying combined balance sheets and amortized on a straight-line basis over ten years. Accumulated amortization was $1,200 and $800 as of March 31, 2001 and 2000, respectively.

F–29

Deferred Loan Costs

    Deferred loan costs are amortized over the term of applicable loans using an effective interest method. Included in other assets at March 31, 2001 and 2000, are $3,546 and $1,068, respectively, of costs associated with the issuance of the debt, net of accumulated amortization of $3,951 and $2,953, respectively.

Interest Rate Swap Agreements

    The Company may enter into interest rate swap agreements to effectively convert a portion of its variable-rate borrowings into fixed-rate obligations. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest costs.

    In June 1998, the Financial Accounting Standards Board issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statements No. 137 and No. 138, which is required to be adopted for fiscal years beginning after June 15, 2000. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, a change in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not currently believe that the implementation of Statement 133 will have a material impact on the Company's results of operations or financial position.

Revenue Recognition

    The Company is primarily engaged in the development, construction and sale of residential housing. Revenues and cost of sales are recorded at the time each home sale is closed, title has been transferred to the buyer and construction is substantially completed.

Income Taxes

    No provision for income taxes has been included in the combined financial statements. Each partner and member reflects its share of taxable income on its separate tax return.

Fair Value of Financial Instruments

    The carrying amounts reported in the combined balance sheets for financial instruments approximate their fair value, except for the additional consideration disclosed in Note 6, of which the fair value is estimated to be $11,407 as of March 31, 2001, based on the estimated market value of the Class B shares of Schuler Homes, Inc.'s common stock. The carrying amount of the Company's debt approximates fair value since the debt is at interest rates comparable to market rates based on the nature of the loans, their terms and remaining maturity. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these fair value estimates are subjective and not necessarily indicative of the amounts the Company would pay or receive in actual market transactions.

F–30

Descriptive Information About Reportable Segments

    The Company develops residential communities in California and separately evaluates the performance of each of its communities. However, because each of the communities have similar economic characteristics, products and buyers, the communities have been aggregated into a single dominant home building segment. All revenues are from external customers and there are no revenues from transactions with other segments. There are no customers which contributed 10% or more of the total revenues during any year.

Reclassifications

    Certain amounts in prior years' financial statements have been reclassified to conform with financial statement presentations in the current year.

3.  BUSINESS ACQUISITION

    Effective April 1, 1998, the Company completed the acquisition of Porter Homes, a leading builder of single-family homes in both the East Bay area of San Francisco and the Sacramento Valley areas of Northern California for $14,989 in cash and the assumption of approximately $37,000 of debt. The funds required to complete the acquisition were received from partner contributions.

    The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the net assets acquired based upon their estimated fair market values as of the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired totaled $4,000. The excess purchase price has been recorded as excess of cost over net assets acquired in the accompanying combined balance sheets and is being amortized on a straight-line basis over ten years.

4.  RESIDENTIAL REAL ESTATE PROJECTS UNDER DEVELOPMENT

    During the years ended March 31, 2001, 2000 and 1999, the Company recorded $12,112, $10,490 and $5,870, respectively, in land sales which is included in revenues, which resulted in $4,694, $6,576 and $2,281, respectively, of gross profit. Included in notes receivable as of March 31, 2001 and 2000, respectively is $8,192 and $7,400, which is due from a buyer of land during the year ended March 31, 2000. The note bears interest at a fixed rate of 10%, is due prior to December 31, 2003, and the note is secured by a first trust deed on the property.

    During the year ended March 31, 2001, the Company sold 77 model homes to an institutional investor for $29,401 ($24,682 in cash and $4,719 in notes receivable from the buyer). The notes bear interest at LIBOR plus 4.5% and mature 60 days after the resale of the last model home sold to the buyer. The model units were subsequently leased by the Company.

F–31

    Information regarding interest incurred for the years ended March 31 is as follows:

	2001	2000	1999
Interest incurred	$38,187	$29,533	$24,639
Interest capitalized	$38,187	$29,533	$24,639
Previously capitalized interest charged to cost of sales	$34,104	$26,586	$22,589
Capitalized interest in residential real estate projects under development at end of period	$26,739	$22,656	$19,709

5.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    Investments in unconsolidated joint ventures primarily represents the Company's investment in two joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Unaudited condensed combined financial information of these joint ventures as of March 31, 2001 and 2000 and for the years then ended are summarized as follows:

	2001	2000
Cash and cash equivalents	$2,943	$—
Real estate inventories	47,920	21,153
Other assets	8,346	1,128

Total assets	$59,209	$22,281

Accounts payable and accrued expenses	$2,800	$1,309
Advances from affiliates	9,456	1,179
Notes payable	7,537	11,357

Total liabilities	19,793	13,845
Owners' capital
Western Pacific Housing	9,027	2,717
Others	30,389	5,719

Total liabilities and owners' capital	$59,209	$22,281

F–32

	2001	2000
Sales	$34,288	$12,673
Cost of sales	29,088	10,121
Selling, general and administrative expenses	4,124	1,862

Operating income	1,076	690
Other income, net	110	9

Net income	$1,186	$699

Allocation of net income to owners:
Western Pacific Housing	$229	$430
Others	$957	$269

6.  NOTES PAYABLE

    Notes payable consist of the following at March 31:

	2001	2000
Revolving credit agreement	$117,432	$73,017
Notes payable secured by trust deeds	40,580	73,247
Subordinated notes payable	32,000	35,000

	$190,012	$181,264

    The revolving credit agreement had a $125,000 commitment of which $51,983 was available as of March 31, 2000 to be drawn subject to sufficient collateral levels to support such additional borrowings. Effective December 2000, the commitment was increased to $220,000 of which $102,568 was available as of March 31, 2001, to be drawn. The facility is secured by first trust deeds on residential real estate projects under development, bears interest at LIBOR plus 2.75% (or 2.50% under certain conditions) and is due in June 2002 with a one-year extension, assuming the Company is not in default of certain covenants and contains certain affirmative and negative covenants, including maintenance of consolidated net worth and financial ratios. The Company was in compliance with all covenants at March 31, 2001 and 2000.

    Notes payable secured by trust deeds from financial institutions consist of project-specific acquisition, development and construction loans. The loans bear interest at variable rates ranging from prime plus 0.25% to prime plus 1.0% and fixed rates ranging from 6.0% to 12.0% and are due at various dates through 2004.

    On June 30, 1995, the Company entered into a loan agreement for subordinated notes payable (the "Notes") with a financial institution. Proceeds of $25,000 from the Notes were used for general corporate and project level purposes and are subordinated to project-specific financing. The Notes were issued at a discount to yield interest at approximately 16.5% per annum through the maturity date of June 29, 1999. In May 1998, an additional $10,000 was borrowed under the loan agreement at an interest rate of 11.5% per annum. On June 29, 1999, the Company exercised its right under the loan agreement and extended the maturity date of the Notes to June 30, 2000. In August 2000, the

F–33

Company amended the Notes to extend the maturity date of July 31, 2003 and to require monthly principal payments of $1,000 commencing on January 1, 2001. The Notes are secured by certain Operating Entities' interests and subordinated to all first trust deed loans.

    Under the loan agreement, the financial institution is entitled to additional consideration, as defined, equal to 7.5% of the value of the Company (after a reduction to the value of the Company of approximately $15,000) upon the occurrence of a capital transaction (generally a sale, merger, public or private offering), as defined (Note 10). The financial institution is entitled to additional consideration, as defined, equal to the greater of 7.5% of the value of the Company (after a reduction to the value of the Company of approximately $15,000) or an amount sufficient to provide the financial institution with a cumulative 20.0% internal rate of return if a capital transaction does not occur prior to the maturity date (payment of which can be deferred for up to one year from the measurement date, as defined). The fair market value of the additional consideration determined as of the date of issuance totaled $2,317.Accordingly, the additional consideration has been reflected within the limited partners in the combined statement of partners' capital with a corresponding discount to the related Notes. The discount is amortized as additional consideration over the term of the Notes and capitalized to residential real estate projects under development. For the years ended March 31, 2000 and 1999, $145 and $579, respectively, of debt discount was amortized. In connection with the August 2000 amendment, the additional consideration was amended to be equal to the greater of 7.5% of the value of the Company (after reduction to the value of the Company of approximately $15,000) or $5,000 if a capital transaction does not occur prior to the maturity date.

    The prime rate and LIBOR rate as of March 31, are as follows:

	2001	2000
Prime rate	8.0%	9.0%
LIBOR rate	4.9%	6.3%

    As of March 31, 2001, stated principal maturities for the above notes payable for the years ending March 31 are as follows:

2002	$41,608
2003	22,972
2004	125,432

$190,012

    The Company entered into an interest rate swap agreement to convert a portion of its variable-rate borrowings into fixed-rate obligations. Based on the interest rate swap agreement, the Company makes payments at a fixed interest rate to the counterparty to the interest rate swap agreement. In return, the counterparty makes payments to the Company based on the variable rate of the note payable. The management of the Company believes that the effect of any party to the interest rate swap agreement not performing to the terms of the interest rate swap agreement would not adversely affect the combined financial statements of the Company. At March 31, 2000, the notional

F–34

amount of the interest rate swap agreement was $15,000, the fixed interest rate was 5.14% and the variable rate was LIBOR. On May 10, 2000, the interest rate swap agreement expired.

7.  PARTICIPATING DEBT

    The Company has entered into financing agreements to acquire and develop three projects with financial institutions who provide participating loans. The lender receives interest at a fixed rate of 20%, and has its loans secured by either a second trust deed or project entity interests.

    For the years ended March 31, 2001 and 2000, the Company accrued $2,390 and $5,836, respectively, for lenders' profit participation of which $1,546 and $5,175 was payable at March 31, 2001 and 2000, respectively.

    As of March 31, 2001, stated principal maturities for the above participating debt for the years ending March 31 are as follows:

2002	$573
2003	9,737

$10,310

8.  RELATED PARTY TRANSACTIONS

    Included in due from affiliates as of March 31, 2000 is $478 of advances to the general partners for fees earned on behalf of the Company.

    During the year ended March 31, 2000, the Company loaned $175 to the President of the Company. The loan is unsecured, bears interest at 7.0% per annum and is due in January 2002.

    During the year ended March 31, 2001, seven members of the Company's management were admitted as partners in a limited partner of the Company. The partnership interests were valued at $4,207. Accordingly, a non-cash employee capital contribution has been reflected in the combined statements of partners' capital and non-cash employee compensation expense has been reflected in the combined statements of income.

    During the year ended March 31, 2001, the Company loaned $994 to certain senior members of management for the payment of taxes in connection with their admittance as partners to a limited partner of the Company. The loans are secured by the individuals' partnership interests in a related entity and bear interest at 10.0% per annum. Initial payment of one-third of accrued interest and principal are due May 15, 2002, and remaining accrued interest and principal are due May 15, 2003.

9.  COMMITMENTS AND CONTINGENCIES

    Commitments and contingencies consist of those normal and usual to real estate developers and include such items as subdivision improvement agreements and guarantees, bond guarantees, warranties to homebuyers and construction loan agreement guarantees. In addition, the Company has continuing litigation matters incurred in the ordinary course of business and records the liability for these contingencies when such amounts can be estimated and are considered to be material to the results of

F–35

operations. Management believes that the disposition of the various matters will not have a material effect on the combined financial position and operations of the Company.

    The Company provides homebuyers with a one-year warranty which commences with the close of escrow. Estimated warranty costs are recorded at the time of sale at an amount which is expected to be sufficient to cover any warranty related liabilities.

    At March 31, 2001 and 2000, the Company has outstanding performance bonds with an estimated potential obligation of $73,636 and $29,551, respectively, to the Company related principally to their obligations for site improvements at various projects. Management does not believe that any such bonds are likely to be drawn upon.

    Future minimum rental payments under non-cancelable leases for office space and equipment for the years ending March 31 are as follows as of March 31, 2001:

2002	$4,164
2003	1,980
2004	1,585
2005	1,242
2006	810
Thereafter	612

$10,393

10.  SUBSEQUENT EVENT

    On April 3, 2001, the Company was merged into Schuler Homes, Inc. Schuler Homes, Inc. has issued 20,166,430 shares of Class B common stock to the owners of the Company. Of the shares of Class B common stock issued, 1,411,703 were issued to the lender of the Company's subordinated notes payable (Note 6).

F–36

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter Ended	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001
Revenues	$71,034	$94,926	$200,092	$343,098
Gross profit	$12,757	$17,160	$42,210	$76,892
Net income	$2,281	$5,015	$18,487	$41,876
Quarter Ended	June 30, 1999	September 30, 1999	December 31, 1999	March 31, 2000
Revenues	$91,069	$93,337	$94,649	$255,964
Gross profit	$16,062	$17,094	$14,805	$58,895
Net income	$4,332	$3,971	$3,008	$30,314
Quarter Ended	June 30, 1998	September 30, 1998	December 31, 1998	March 31, 1999
Revenues	$67,235	$76,389	$91,117	$188,572
Gross profit	$9,951	$13,868	$16,956	$35,680
Net income	$1,847	$3,632	$2,914	$11,898

F–37

SCHULER HOMES, INC.
EXHIBITS TO FORM 10-K ANNUAL REPORT
For the Year Ended March 31, 2001

EXHIBIT NO.	DOCUMENT DESCRIPTION
**2.1	Agreement and Plan of Reorganization, dated as of September 12, 2000, among Schuler Homes, Inc., Apollo Real Estate Investment Fund, L.P., a Delaware limited partnership ("Apollo"), Blackacre WPH, LLC, a Delaware limited liability company ("Blackacre"), Highridge Pacific Housing Investors, L.P., a California limited partnership ("Highridge"), AP WP Partners, L.P., a Delaware limited partnership, AP Western GP Corporation, a Delaware corporation, AP LHI, Inc., a California corporation, and Lamco Housing, Inc., a California corporation (incorporated herein by reference to Exhibit 2.1 of Schuler Residential, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2000 (the "Form 8-K")) (the exhibits and schedules to such agreement were not filed therewith (other than those set forth as Exhibits 2.3, 2.4 and 2.5 to the Form 8-K) and are listed on the table of contents of such Exhibit 2.1. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request).
**2.2	Agreement and Plan of Merger between Schuler Homes, Inc., a Delaware corporation, Schuler Reorganization Sub, Inc., a Delaware corporation and the Registrant.
*3.1	Certificate of Incorporation of Schuler Holdings, Inc.
3.2	Certificate of Amendment of Certificate of Incorporation of Schuler Holdings, Inc. changing the name to Schuler Homes, Inc.
*3.3	Bylaws of Schuler Holdings, Inc. (effective October 12, 2000).
**4.1	Stockholders Agreement among the Registrant, the LLC, Apollo, Blackacre, Highridge, The James and Patricia Schuler Foundation, a Hawaii non-profit corporation, and James K. Schuler, as sole trustee for the James and Patricia Revocable Living Trust and the James K. Schuler 1998 Qualified Annuity Trust (incorporated herein by reference to Exhibit 2.3 to the Form 8-K).
**4.2	Voting Agreement, dated as of September 12, 2000, among Apollo, Blackacre, Highridge, The James and Patricia Schuler Foundation, a Hawaii non-profit corporation, and James K. Schuler, as sole trustee for the James and Patricia Revocable Living Trust and the James K. Schuler 1998 Qualified Annuity Trust (incorporated herein by reference to Exhibit 2.2 to the Form 8-K).
**4.3	Registration Rights Agreement among the Registrant, the LLC, Apollo, Blackacre, Highridge, The James and Patricia Schuler Foundation, a Hawaii non-profit corporation, and James K. Schuler, as sole trustee for the James and Patricia Revocable Living Trust and the James K. Schuler 1998 Qualified Annuity Trust (incorporated herein by reference to Exhibit 2.4 to the Form 8-K).
**4.4	Indenture between the Schuler Residential, Inc. and Bishop Trust Company, Limited, as Trustee, dated as of January 15, 1993. (Incorporated by reference to Exhibit 4.1 of Schuler Residential, Inc.'s Current Report on Form 8-K dated January 21, 1993; Commission file number 0-19891.)
+10.1	Employment Agreement by and between the Registrant and James K. Schuler.
+10.2	Employment Agreement by and between Western Pacific Housing Development, L.P. and Craig A. Manchester
+10.3	Amended and Restated 2000 Stock Incentive Plan

+10.4	Form of Indemnification Agreement between the Company and its directors and certain officers. (Incorporated by reference to Exhibit 10.1 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-45485.)
*10.5	Third Amended And Restated Revolving Credit Agreement dated as of November 21, 2000, but effective as of November 29, 2000 among the Borrowers that are parties thereto and other Borrowers which may become parties to such agreement, Western Pacific Housing Development Limited Partnership, Western Pacific Housing Development II Limited Partnership, WPH-Porter, LLC and Fleet National Bank and other banks which are a party to such agreement and other banks which may become parties to such agreement and Fleet National Bank, as Administrative Agent, Bank United, as Documentation Agent, Bank One Arizona, National Association, as Syndication Agent and FleetBoston Robertson Stephens, Inc., as Sole Arranger.
*10.6	Office Lease, dated as of March 14, by and between SUMMIT GRAND PLAZA, L.L.C., a Delaware limited liability company and WESTERN PACIFIC HOUSING, INC., a California corporation.
*10.7	First Amendment to Third Amended and Restated Revolving Credit Agreement made as of the 19th day of January, 2001, by and among each of the Borrowers which are a party thereto, Western Pacific Housing Development Limited Partnership, a California limited partnership, Western Pacific Housing Development II Limited Partnership, a California limited partnership, and WPH-Porter, LLC, a Delaware limited liability company, Fleet National Bank, Bank United, U.S. Bank, California Bank & Trust, Keybank National Association, Bank One Arizona, National Association, Heller Financial, Inc. Central Pacific Bank and Guaranty Bank (the "Banks"), and Fleet National Bank, as Administrative Agent for the Banks (the "Administrative Agent"), Bank United, as Documentation Agent for the Banks, Bank One Arizona, National Association, as Syndication Agent for the Banks, and FleetBoston Robertson Stephens, Inc., as Sole Arranger.
21.1	The subsidiaries of the Registrant include: (1) prior to the June 21, 2001 merger, Schuler Residential, Inc., a Delaware corporation, which did business as Schuler Homes, Inc. and (2) after the April 3, 2001 merger, also include the Western Pacific project level entities and the managing entities thereof.
*23.1	Consent of Independent Auditors.
24.1	Power of Attorney (included in signature page)

*
Filed herewith

**
Previously Filed

+
Management contract, compensatory plan or arrangement

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT AUDITORS