Form 10-Q
period 2001-06-30
SCHULER HOMES INC
filed 2001-08-14
CIK 1126899

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-32461

SCHULER HOMES, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0351900
(State or jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

400 Continental Boulevard, Suite 100
El Segundo, California 90245
(Address of principal executive offices) (Zip code)

(310) 648-7200
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2001
Class A Common Stock, $.001 par value	21,788,746
Class B Common Stock, $.001 par value	18,754,727

SCHULER HOMES, INC.
INDEX

PART I—FINANCIAL INFORMATION

Background Information about the Company

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

Schuler Residential

    Our co-Chairman, President and CEO, James K. Schuler, originally began business in the Hawaii market in 1973. In 1992, the former Schuler Homes, Inc., which changed its name to Schuler Residential, Inc., became our subsidiary on April 2, 2001 and was subsequently merged into us on June 21, 2001, completed its initial public offering and in late 1996 adopted a strategic expansion plan designed to geographically diversify its operations outside of the Hawaii market. As part of its diversification strategy, the California, Colorado, Washington, Oregon and Arizona housing markets were entered either by acquiring existing homebuilders or starting new homebuilding divisions.

Western Pacific

    Western Pacific was formed in December 1993 by Eugene S. Rosenfeld, our co-Chairman, with the objective of taking advantage of the anticipated recovery of the residential real estate market in California. Mr. Rosenfeld began his career in homebuilding in 1963 at Kaufman & Broad, Inc., later serving as its CEO from 1968 to 1976. Western Pacific began operations in Orange County and the Inland Empire in 1993 and expanded its presence in southern California by entering San Diego County in 1995, Los Angeles County in 1996 and Ventura County in 1997. In order to achieve geographic diversification outside Southern California, Western Pacific began operations in northern California in 1996 in the South Bay area of San Francisco and entered San Jose in 1997.

The Merger

    On April 3, 2001, the operations of Western Pacific and Schuler Residential, Inc. (formerly Schuler Homes, Inc.) were combined, and on June 21, 2001, we effectuated the upstream merger of Schuler Residential into ourselves.

2001 Notes Offering

    On June 28, 2001, we consummated the issuance and sale of our 9 3/8% Senior Notes due 2009, in the aggregate principal amount of $250 million and of our 10 1/2% Senior Subordinated Notes due 2011, in the aggregate principal amount of $150 million (collectively, the "Notes"). The proceeds of the offering of the Notes were used to repay a substantial portion of our and our subsidiaries' outstanding indebtedness (other than our 9% Senior Notes due 2008).

New Banking Revolving Credit Facility

    In conjunction with the offerings of the Notes, we also closed a $225 million senior unsecured revolving credit facility with Bank of America, N.A., Fleet National Bank, First Hawaiian Bank and California Bank & Trust. Subject to the satisfactory completion of further syndication efforts, we have the ability increase the amount of the Revolving Credit Facility to an amount not exceeding $400 million.

Financial Information included in this Form 10-Q

    The financial information in this Form 10-Q for the quarter ended June 30, 2001 is consolidated as a result of the merger. However, the comparison to prior periods is shown in two different ways. In "Item 1. Financial Statements", the prior period presented includes the predecessor only, as required by accounting principles generally accepted in the United States. In "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", the prior period is shown on a pro forma combined basis to give effect to the merger as if it had occurred on April 1, 2000. Accordingly, the discussion of the results of operations in Item 2 is based on a comparison of the results for the quarter ended June 30, 2001 to pro forma combined results for the quarter ended June 30, 2000.

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Schuler Homes, Inc.

    We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of June 30, 2001, and the related consolidated statements of income for the three-month periods ended June 30, 2001 and 2000, the consolidated statement of stockholders' equity for the three-month period ended June 30, 2001, and the consolidated statements of cash flows for the three-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

    We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Schuler Residential, Inc. (formerly Schuler Homes, Inc.) as of March 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated May 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                      ERNST & YOUNG LLP

Los Angeles, California
July 25, 2001

SCHULER HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2001	March 31, 2001
	(unaudited)	(predecessor only)
ASSETS
Cash and cash equivalents	$42,373	$5,366
Real estate inventories	950,624	526,842
Investments in unconsolidated joint ventures	25,786	9,724
Deferred income taxes	8,491	17,389
Goodwill	65,628	9,431
Other assets	54,561	27,139

Total assets	$1,147,463	$595,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$151,492	$70,211
Notes payable	580,543	294,047

Total liabilities	732,035	364,258
Commitments and contingencies
Minority interests in consolidated joint ventures	2,862	—
Stockholders' equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 21,466,130 shares issued at March 31, 2001	—	215
Class A common stock, $.001 par value; 120,000,000 shares authorized; 23,063,146 shares issued at June 30, 2001	23	—
Class B common stock, $.001 par value; 50,000,000 shares authorized; 18,754,727 shares issued and outstanding at June 30, 2001	19	—
Additional paid-in capital	260,782	96,543
Retained earnings	160,459	143,592
Treasury stock, at cost; 1,299,700 Class A shares at June 30, 2001 and March 31, 2001, respectively	(8,717)	(8,717)

Total stockholders' equity	412,566	231,633

Total liabilities and stockholders' equity	$1,147,463	$595,891

See accompanying notes.

SCHULER HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three months ended June 30,
	2001	2000
		(predecessor only)
Revenues	$315,230	$173,184
Cost of sales	(249,435)	(133,319)

Gross profit	65,795	39,865
Selling, general and administrative expenses	(36,853)	(19,106)

Operating income	28,942	20,759
Interest and other income (expense), net	(34)	(2,739)

Income before minority interests in income of consolidated joint ventures and provision for income taxes	28,908	18,020
Minority interests in income of consolidated joint ventures	(847)	(366)

Income before provision for income taxes	28,061	17,654
Provision for income taxes	(11,194)	(6,754)

Net income	$16,867	$10,900

Net income per share:
Basic	$0.42	$0.54

Diluted	$0.40	$0.51

See accompanying notes.

SCHULER HOMES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands)
(unaudited)

			Class A Common Stock		Class B Common Stock
	Common Stock								Treasury Stock
							Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Total
Balance at March 31, 2001 (predecessor only)	20,166,430	$215	—	$—	—	$—	$96,543	$143,592	(1,299,700)	$(8,717)	$231,633
Merger with Western Pacific	(20,166,430)	(215)	21,466,130	22	20,166,430	20	163,118	—	—	—	162,945
Conversion of Class B shares to Class A shares	—	—	1,411,703	1	(1,411,703)	(1)	—	—	—	—	—
Issuance of shares from exercise of stock options	—	—	185,313	—	—	—	1,121	—	—	—	1,121
Net income	—	—	—	—	—	—	—	16,867	—	—	16,867

Balance at June 30, 2001	—	$—	23,063,146	$23	18,754,727	$19	$260,782	$160,459	(1,299,700)	$(8,717)	$412,566

See accompanying notes.

SCHULER HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2001	2000
		(predecessor only)
Operating activities:
Net income	$16,867	$10,900
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	3,769	2,300
Income distribution received from unconsolidated joint ventures in excess of income recognized	730	829
Change in principal balance of notes receivable	39	594
Forgiveness of note receivable	—	480
Minority interests in income of consolidated joint ventures	847	366
Changes in assets and liabilities, net of effects of purchase of Western Pacific:
Increase in real estate inventories	(88,164)	(15,394)
(Increase) decrease in deferred income axes	398	(2)
Increase in other assets	(2,624)	(2,526)
Decrease in accounts payable and accrued liabilities	(9,657)	(2,511)

Net cash used in operating activities	(77,795)	(4,964)
Investing activities:
Cash acquired in purchase of Western Pacific, net of acquisition costs paid	41,554	—
Partial payment for acquisition of minority interests	(2,500)	—
Advances to unconsolidated joint ventures	(3,409)	(941)
Repayments of advances to unconsolidated joint ventures	85	189
Investments in unconsolidated joint ventures	(798)	(56)
Capital distributions from unconsolidated joint ventures	6,031	481
Purchase of furniture, fixtures, and equipment	(40)	(1,060)
Repayment of advances to affiliates	320	—

Net cash provided by (used in) investing activities	41,243	(1,387)
Financing activities:
Proceeds from bank borrowings	195,944	65,049
Principal payments on bank borrowings	(447,847)	(56,023)
Proceeds from notes payables to others	29,132	(973)
Principal payments on notes payables to others	(80,786)	—
Proceeds from participating debt	317	—
Principal payments on participating debt	(10,627)	—
Contributions by minority partners in consolidated joint ventures	1,768	—
Distributions to minority partners in consolidated joint ventures	(6,702)	—
Proceeds from issuance of senior and senior subordinated notes, net of offering costs	391,200	—
Net decrease in discount on issuance of senior notes	39	39
Proceeds from issuance of common stock from exercise of stock options	1,121	—

Net cash provided by financing activities	73,559	8,092

Increase in cash and cash equivalents	37,007	1,741
Cash and cash equivalents at beginning of period	5,366	4,737

Cash and cash equivalents at end of period	$42,373	$6,478

See accompanying notes.

SCHULER HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands)

1.  General

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

    These interim financial statements should be read in conjunction with the financial statements of Schuler Residential, Inc. (previously Schuler Homes, Inc.) and Western Pacific contained in the Company's March 31, 2001 annual report on Form 10-K.

    The Company has experienced, and expects to continue to experience, significant variability in quarterly sales and net income. The results of any interim period are not necessarily indicative of the results that can be expected for the entire year.

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

    Certain amounts in the prior period's financial statements have been reclassified to conform with the financial statement presentations in the current period.

    In June 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has early-adopted the new rules on accounting for goodwill and other intangible assets beginning April 1, 2001. As a result, the Company has allocated its goodwill to its single homebuilding reporting unit and performed the required goodwill impairment test. During the three months ended June 30, 2001, the Company has not recognized any impairment losses related to its goodwill. Application of the nonamortization provisions of the Statement has resulted in a reduction in amortization expense of approximately $1,374 for the three months ended June 30, 2001 compared to the results had the Statement not been adopted. The following summarizes the pro forma impact of the nonamortization approach for the three months ended June 30, 2000 as if the Statement was adopted on April 1, 2000:

Net income, as previously reported	$10,900
Amortization of goodwill, net of tax (excluding impairment charge of $482)	100

Net income, as adjusted	$11,000

Net income per share, as adjusted
Basic	$0.55

Diluted	$0.52

    Additionally, the Company has separately identified the following intangible asset which is reflected in other assets:

	Gross amount	Accumulated amortization	Net amount
Non-compete agreement	$5,000	$(1,125)	$3,875

    At June 30, 2001, the remaining estimated useful life of the non-compete agreement was 15.5 years.

    For three months ended June 30, 2001, amortization expense related to the intangible asset totaled $62.

    The future estimated amortization expense for the intangible asset for the years ended March 31 is as follows:

2002	$250
2003	250
2004	250
2005	250
2006	250
Thereafter	2,625

$3,875

2.  Merger with Western Pacific

    On September 12, 2000, Schuler Residential, Inc. (previously Schuler Homes, Inc., "Schuler Residential") and the owners of Western Pacific Housing ("Western Pacific") entered into an agreement and plan of merger in which the parties agreed to combine their separate businesses. Schuler Homes, Inc., a Delaware corporation (previously Schuler Holdings, Inc., the "Company") was formed on October 12, 2000. The Company was formed to own the businesses of Schuler Residential and under the merger, which occurred on April 2, 2001, the Schuler Residential stockholders received one share of Class A common stock of the Company for each share of Schuler Residential common stock they held. As a result of the merger, Schuler Residential became a wholly-owned subsidiary of the Company and the Company changed its name to Schuler Homes, Inc. In connection with the merger, the Company acquired all of the ownership interests in Western Pacific, effectively combining the operations of Schuler Residential and Western Pacific. The Company issued to the owners of Western Pacific and to one of its lenders an aggregate number of shares of the Company's Class B common stock equal to the number of shares of the Company's Class A common stock issued to Schuler

Residential stockholders as a result of the merger. On June 21, 2001, Schuler Residential merged into the Company.

    As a result of the transactions described above, the historical results of Western Pacific are not reflected in those of the Company prior to April 3, 2001. As such, the accompanying consolidated financial statements reflect the historical results of Schuler Residential (the predecessor entity) as of March 31, 2001 and for the three-month period ended June 30, 2000 and the historical results of the Company (including the combined businesses of Schuler Residential and Western Pacific) as of June 30, 2001 and for the three-month period ended June 30, 2001. See Note 9 for pro forma condensed combined financial data for the three-month period ended June 30, 2000 giving effect to the transactions described above as if they had occurred on April 1, 2000.

    The merger of Schuler Residential with the Company is accounted for on a historical cost basis, with the historical results of Schuler Residential prior to the merger presented as those of the Company. The contribution of Western Pacific to the Company is treated as a "purchase" by the Company of Western Pacific for accounting purposes. Under this method, the Western Pacific assets acquired and liabilities assumed were recorded on the Company's balance sheet at their fair market value as of April 3, 2001 based on the following:

(in thousands, except per share data)
Shares of Class B common stock	20,166
Fair market value per share	$8.08

Purchase price of Western Pacific	162,945
Acquisition costs	7,630
Purchase of minority interests	9,000

Total purchase price and acquisition costs	179,575
Less Western Pacific historical equity	(138,370)
Adjustment to reduce historical cost of Western Pacific other assets to fair value	3,691
Deferred income tax liability	8,500

Excess of purchase price over net assets acquired (goodwill)	$53,396

    The actual number of shares of Class B common stock issued in connection with the merger equaled the number of shares of Schuler Residential common stock outstanding at the consummation of the merger. The estimated fair market value per share of the Class B common stock reflected a nominal discount to the average market price of the Schuler Residential common stock for several days before and after the announcement of the merger on September 12, 2001. The nominal discount is based on the different terms of the Class A and Class B common stock, as well as the trading restrictions on the Class B common stock.

    In connection with the merger with Western Pacific, the Company purchased minority interests for $9,000, which is payable as follows: $2,500 upon completion of the merger (paid in April 2001), $2,000 on the one-year anniversary of the completion of the merger, and a note for $4,500 that matures four years after the completion of the merger and that bears interest at 7%. The note payable can be offset against a related note receivable in other assets and, as a result, the Company has a net liability of $2,000, which is reflected in accounts payable and accrued liabilities at June 30, 2001.

    The deferred income tax liability is related to the income tax effect of timing differences created as a result of the contribution to the Company of the ownership interests in Western Pacific that were previously held in limited partnerships and limited liability companies.

3.  Real Estate Inventories

    During the three months ended June 30, 2000, the purchase price for certain of the land parcels purchased by the Company included notes payable to land sellers in the aggregate amount of $4,013. There were no such new notes payable during the quarter ended June 30, 2001.

    Information regarding interest and amortized debt expense for the three-month periods ended June 30 are as follows:

	2001	2000
		(Predecessor only)
Amount incurred	$13,765	$5,080
Amount capitalized	$12,354	$3,562
Amount expensed, not capitalized	$1,411	$1,518
Previously capitalized amount charged to cost of sales	$11,858	$4,623
Capitalized amount in real estate inventories at end of period	$43,886	$16,119
Interest paid	$14,553	$5,903

4.  Notes payable

    Notes payable consists of the following at June 30, 2001:

Revolving credit facility	$—
9% senior notes due 2008	98,910
9 3/8% senior notes due 2009	250,000
10 1/2% senior subordinated notes due 2011	150,000
6 1/2% convertible subordinated debentures due 2003	57,500
Notes payable to others	24,133

$580,543

    On June 28, 2001, the Company obtained a new senior unsecured revolving credit facility from a consortium of banks in the amount of $225,000 (the "Revolving Credit Facility") for general corporate and working capital purposes. Subject to the satisfactory completion of further syndication efforts, the Company has the ability to increase the amount of the Revolving Credit Facility to an amount not exceeding $400,000. Up to $50,000 of the Revolving Credit Facility may be used for letters of credit. Amounts available under the Revolving Credit Facility are subject to certain borrowing base limitations based upon, among other things, the amount of certain outstanding debt and the amount of the Company's eligible inventory, multiplied by advance rates determined by reference to the stage of development of each item of eligible inventory.

    The Company may select an interest rate applicable to the borrowings under the Revolving Credit Facility based on either LIBOR, for a one, two, three or six-month term, or the prime rate. Subject to the Company's then-effective leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.75% to 2.50% or the prime rate plus 0% to 0.50%.

    The Revolving Credit Facility is guaranteed by certain of our wholly-owned subsidiaries. It has a three-year term, extendible out to a full three-year term on each anniversary of the closing date at the banks' discretion. Under the terms of the Revolving Credit Facility, the Company will be required to meet certain covenants and financial tests on an on-going basis. As of June 30, 2001, the Company met such covenants and financial tests.

    At June 30, 2001, there were no outstanding borrowings under the Revolving Credit Facility. At that date, the Company's maximum limit for borrowings and additional financial letters of credit was $176,327 pursuant to the Company's borrowing base limit.

    On June 28, 2001, the Company consummated the issuance and sale of its 9 3/8% Senior Notes due 2009, in the aggregate principal amount of $250,000, and of its 10 1/2% Senior Subordinated Notes due 2011, in the aggregate principal amount of $150,000 (collectively, the "Notes"). In connection with the issuance and sale of the Notes, the Company entered into (i) a Purchase Agreement with the Company's subsidiaries, and with UBS Warburg LLC, Banc of America Securities LLC, Fleet Securities, Inc. and Salomon Smith Barney, Inc. (collectively, the "Initial Purchasers") providing for the purchase of the Notes by the Initial Purchasers; (ii) Registration Rights Agreements with the Company's subsidiaries and the Initial Purchasers, pursuant to which the Company agreed to file a registration statement within 90 days after June 28, 2001 with the Securities and Exchange Commission with respect to the offer and sale of $400,000 in aggregate principal amount of notes (the "Exchange Notes") that will be issued and offered in exchange for the Notes in an exchange offer, as well as to register the Notes pursuant to one or more shelf registrations under certain circumstances, all at the Company's expense; and (iii) Indentures with U.S. Bank Trust National Association, as Trustee, pursuant to which the Notes and the Exchange Notes will be governed. The Company will file a Form S-4 Registration Statement with the U.S. Securities and Exchange Commission to register the Exchange Notes. The Company received net proceeds from the offering of approximately $391,200. The Company repaid a substantial portion of its and its subsidiaries' outstanding indebtedness (other than the 9% Senior Notes due 2008) with the proceeds of the offering of the Notes. The offering costs are amortized over the term of the Notes using the effective interest method.

5.  Commitments and Contingencies

    Commitments and contingencies consist of those normal and usual to real estate developers and include such items as land purchase contracts, subdivision improvement agreements and guarantees, bond guarantees and warranties to homebuyers. In addition, the Company has continuing litigation matters incurred in the ordinary course of business and records the liability for those contingencies when such amounts can be estimated and are considered to be material to the results of operations. Management believes that the disposition of the various matters will not have a material effect on the consolidated financial position or operations of the Company.

6.  Income Taxes

    During the three months ended June 30, 2001 and 2000, the Company made income tax payments, net of refunds, of $6,439 and $12,600 respectively.

7.  Net Income Per Share

    Basic net income per share for the three-month periods ended June 30, 2001 and 2000 were computed using the weighted average number of common shares outstanding during the periods of 40,436,247 and 20,100,946, respectively.

    Diluted net income per share for the three-month periods ended June 30, 2001 and 2000 were computed by adding to net income the interest expense of $570 and $720, respectively (net of related income taxes), which is applicable to convertible subordinated debentures, and dividing by 43,680,179 and 22,734,936, respectively, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures and the exercise under the treasury stock method of all in-the-money stock options outstanding.

8.  Related Party Transactions

    During the quarter ended June 30, 2001, the Company loaned $321 to certain senior members of management for the payment of taxes in connection with their admittance as partners to a limited partner of one of the Company's stockholders. The loans are secured by the individuals' partnership interests in the related entity and bear interest at 10.0% per annum. Initial payment of one-third of accrued interest and principal are due May 15, 2002, and remaining accrued interest and principal are due May 15, 2003.

9.  Unaudited Pro Forma Condensed Combined Financial Data

    The following unaudited pro forma condensed combined financial data for the three-month period ended June 30, 2000 are derived from the historical financial statements of Schuler Residential and Western Pacific. The unaudited pro forma condensed combined financial data give effect to the merger with Western Pacific as if it had occurred at April 1, 2000. Pro forma adjustments to historical financial data include adjustments that we deem appropriate, reflecting items of recurring significance and which are factually supported based on currently available information.

    The unaudited pro forma condensed combined financial data are presented for illustrative purposes only and do not purport to represent our results of operations for the three-month period ended June 30, 2000 that would actually have occurred had the merger been completed on April 1, 2000, nor do they represent a forecast of our results of operations for any future period. The data below does not include amortization of goodwill resulting from the merger with Western Pacific.

Revenues	$244,218
Net income	$12,252
Net income per share:
Basic	$0.30
Diluted	$0.30

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    We design, build and market single-family attached and detached homes to entry-level and first-time move-up buyers and, to a lesser extent, second-time move-up buyers in major suburban markets in Northern California, Southern California, Colorado, Hawaii, Washington, Oregon and Arizona.

    We were formed in connection with the April 3, 2001 merger in which the businesses of Western Pacific Housing and Schuler Residential, Inc. (formerly Schuler Homes, Inc.) were combined. As our combined operating history began at that time, comparisons to our financial condition and results of operations at and for the quarter ended June 30, 2000 described in this section are based upon the pro forma combined historical operations of Schuler Residential and Western Pacific at and for the quarter ended June 30, 2000.

    We recorded revenues of $315.2 million, primarily from the closings of 1,164 new homes during the quarter ended June 30, 2001, a 29.1% increase as compared to pro forma combined revenues of $244.2 million, primarily from the pro forma combined closings of 1,057 new homes during the quarter ended June 30, 2000. Net income during the quarter ended June 30, 2001 totaled $16.9 million (with diluted earnings of $0.40 per share), a 37.4% increase from pro forma combined net income of $12.3 million ($0.30 diluted earnings per share) during the same quarter in 2000.

    At June 30, 2001, we had 1,970 sales in backlog with an aggregate dollar value of $550.0 million, 79 active projects in the sales stage, and control of over 28,500 lots, approximately 50% of which are under option.

    On June 28, 2001, we consummated the issuance and sale of our 9 3/8% Senior Notes due 2009, in the aggregate principal amount of $250 million and our 10 1/2% Senior Subordinated Notes due 2011, in the aggregate principal amount of $150 million (collectively, the "Notes").

    In conjunction with the offerings of the Notes, we also closed a $225 million senior unsecured revolving credit facility with Bank of America, N.A., Fleet National Bank, First Hawaiian Bank and California Bank & Trust.

Results of Operations

    The financial statements included herein in "PART I. Item 1. Financial Statements" include comparisons to predecessor-only financial statements at and for the quarter ended June 30, 2000, as required by accounting principles generally accepted in the United States. In order to provide a more meaningful comparison, included below is statements of income data, which includes a comparison to unaudited proforma combined statement of income data that give effect to the merger as if it had occurred on April 1, 2000.

    While this pro forma information is based on adjustments deemed appropriate and which are factually supported based on currently available data, the pro forma information may not be indicative of what actual results would have been, nor does this information purport to present financial results for future periods.

Statement Of Income Data

	Three months ended June 30,
	2001	2000(1)
	(Unaudited) (in 000s, except per share data)
Revenues	$315,230	$244,218
Cost of sales	(249,435)	(191,596)

Gross profit	65,795	52,622
Selling, general and administrative expenses	(36,853)	(29,036)

Operating income	28,942	23,586
Interest and other income (expense), net	(34)	(2,707)

Income before minority interests in income of consolidated joint ventures and provision for income taxes	28,908	20,879
Minority interests in income of consolidated joint ventures	(847)	(944)

Income before provision for income taxes	28,061	19,935
Provision for income taxes(2)	(11,194)	(7,683)

Net income	$16,867	$12,252

Net income per share:
Basic(3)	$0.42	$0.30

Diluted(4)	$0.40	$0.30

(1)
June 2000 results are shown on a pro forma combined basis to include Western Pacific, which merged with Schuler Homes on April 3, 2001.

(2)
Includes the pro forma effect on combined provision for income taxes resulting from the operations of Western Pacific and Schuler Residential, based on an effective tax rate for Western Pacific of 40.72% based on federal and California tax rates. Prior to the merger, Western Pacific was operated through a series of partnerships and therefore was not subject to taxation at the entity level.

(3)
Basic net income per share was computed using weighted average number of shares of 40, 436,247 for the three months ended June 30, 2001 and 40,267,376 for the three months ended June 30, 2000.

(4)
Diluted net income per share for the three month periods ended June 30, 2001 and 2000 was computed by adding to net income the interest expense applicable to convertible subordinated debentures of $570 and $720, respectively. Weighted average number of shares used to compute diluted net income per share for the three months ended June 30, 2001 and 2000 were 43,680,179 and 42,901,366, respectively.

    Our number of new home orders, homes closed and backlog (including joint ventures) are set forth below for the periods indicated.

New Home Orders:

	Three Months Ended June 30,
	2001	2000(1)
Southern California	500	336
Northern California	323	240
Colorado	363	346
Hawaii	92	105
Washington	70	82
Oregon	31	98
Arizona	30	—

Total	1,409	1,207

Home Closings:

	Three Months Ended June 30,
	2001	2000(1)
Southern California	345	205
Northern California	246	148
Colorado	347	441
Hawaii	88	93
Washington	70	100
Oregon	60	70
Arizona	8	—

Total	1,164	1,057

Backlog(2):

	At June 30,
	2001		2000(1)
	Homes	Sales Value	Homes	Sales Value
Southern California	573	$156,571	445	$145,186
Northern California	461	163,408	383	125,819
Colorado	601	133,608	551	114,437
Hawaii	149	44,567	99	24,871
Washington	95	30,695	119	35,115
Oregon	38	7,983	73	10,245
Arizona	53	13,122	—	—

Total	1,970	$549,954	1,670	$455,673

(1)
June 2000 results are shown on a pro forma combined basis to include Western Pacific,.which merged with Schuler Homes on April 3, 2001.

(2)
Backlog represents homes subject to pending sales contracts, some of which are subject to contingencies, including mortgage loan approval, the sale of existing homes by customers and government project approvals and, accordingly, no assurances can be made that homes in backlog will result in actual closings. The sales value is in thousands.

    Our number of projects in the sales stage, and land position (including joint ventures) as of June 30, 2001 are as follows:

	As of June 30, 2001(1)
Market	Total Number of Projects for Development(2)	Number of Projects in Sales Stage(3)	Building Sites Owned or Controlled(4)
Southern California	51	18	6,700
Northern California	65	18	9,300
Colorado	46	19	7,200
Hawaii	20	8	2,600
Washington	16	7	1,000
Oregon	6	5	300
Arizona	14	4	1,400

Total	218	79	28,500

(1)
Includes information relating to 100% of the operations of our unconsolidated joint ventures.

(2)
Reflects the total number of projects owned or under option or similar contract, including projects with homes in the sales stage, under construction and projects in various stages of planning.

(3)
Represents the number of active projects in respect of which home or lot sales closed or homebuyers have entered into standard sales contracts and there remain at least seven unsold homes in the project.

(4)
Represents the estimated number of homes based on approximately 14,300 lots relating to land owned and approximately 14,200 lots relating to land under option or similar contracts, including homes under construction and backlog. Although we currently intend to consummate the purchase of the parcels under purchase options or similar contracts, we cannot assure you that we will complete the purchases or acquire the land purchase option.

New Home Orders and Backlog

    New home orders during the quarter ended June 30, 2001 totaled 1,409, a 16.7% increase as compared to pro forma combined new home orders of 1,207 during the same quarter in 2000. This was accomplished with only an 8.6% increase in the number of active projects in the sales stage. The increase in new home orders reflects the strength in our California markets, especially in Southern California, where we have increased our focus on first-time buyers. As a result of our increased presence in the first-time buyer segment in Southern California, we have decreased the average sales price per new home order in that area from $341,000 during the quarter ended June 30, 2000 on a pro forma combined basis to $295,000 during the quarter ended June 30, 2001.

    The aggregate sales value of homes in backlog at June 30, 2001 increased by 20.7% from a year ago, reflecting an 18.0% increase in the number of homes in backlog and a 2.2% increase in the average sales price of homes in backlog.

Revenues

    We recorded revenues of $315.2 million during the quarter ended June 30, 2001, or 29.1% increase as compared to pro forma combined revenues of $244.2 million during the quarter ended June 30, 2000. This is a result of a 15.3% increase in the number of homes closed and a 10.8% increase in the average sales price of homes closed, reflecting a larger portion of homes closed in California and a smaller portion of homes closed in Colorado in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 on a pro forma combined basis.

Cost of Sales

    Cost of sales as a percentage of revenues increased slightly from 78.5% during the quarter ended June 30, 2000 on a pro forma combined basis to 79.1% during the quarter ended June 30, 2001, primarily reflecting a differing product mix between the periods.

Selling, General and Administrative Expense

    Our selling, general and administrative expense decreased slightly from 11.9% during the quarter ended June 30, 2000 on a pro forma combined basis to 11.7% during the quarter ended June 30, 2001.

Interest and Other Income (Expense)

    Interest and other income (expense) decreased by $2.7 million from the quarter ended June 30, 2000 on a pro forma combined basis to the quarter ended June 30, 2001. This was primarily due to a) amortization of intangibles and forgiveness of a portion of a note receivable during the June 30, 2000 quarter relating to the departure of the former president of our Oregon division and b) increased marketing fees earned during the quarter ended June 30, 2001 relating to the sale of model homes previously under leaseback.

Minority Interest in Income of Consolidated Joint Ventures

    Minority interest in income of consolidated joint ventures remained consistent at $0.8 million and $0.9 million during the quarters ended June 30, 2001 and 2000, respectively.

Provision for Income Taxes

    Our effective income tax rate was 39.9% and 38.5% for the quarters ended June 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

    We require significant capital resources to acquire land, develop land into building lots, construct and market our homes and pay our overhead and administrative expenses. In addition, funds are required for market expansion and to make interest and principal payments on outstanding debt.

    On June 28, 2001, we consummated the issuance and sale of our 9 3/8% Senior Notes due 2009, in the aggregate principal amount of $250 million and our 10 1/2% Senior Subordinated Notes due 2011, in the aggregate principal amount of $150 million (collectively, the "Notes"). In connection with the issuance and sale of the Notes, we entered into (i) a Purchase Agreement with the Company's subsidiaries, and with UBS Warburg LLC, Banc of America Securities LLC, Fleet Securities, Inc. and Salomon Smith Barney Inc. (collectively, the "Initial Purchasers") providing for the purchase of the Notes by the Initial Purchasers; (ii) Registration Rights Agreements with the Company's subsidiaries and the Initial Purchasers, pursuant to which we agreed to file a registration statement within 90 days with the Securities and Exchange Commission with respect to the offer and sale of $400 million in aggregate principal amount of notes (the "Exchange Notes") that will be issued and offered in exchange for the Notes in an exchange offer, as well as to register the Notes pursuant to one or more shelf registrations under certain circumstances, all at our expense; and (iii) Indentures with U.S. Bank Trust National Association, as Trustee, pursuant to which the Notes and the Exchange Notes will be governed. The Company will file a Form S-4 Registration Statement with the U.S. Securities and Exchange Commission to register the Exchange Notes. The Company received net proceeds from the offering of approximately $391,200. We repaid a substantial portion of our and our subsidiaries' outstanding indebtedness (other than our 9% Senior Notes due 2008 and the convertible debentures due January 2003) with the proceeds of the offering of the Notes.

    In conjunction with the offerings of the Notes, we also closed a transaction with Bank of America, N.A., Fleet National Bank, First Hawaiian Bank and California Bank & Trust for them to provide us a $225 million senior unsecured revolving credit facility (the "Revolving Credit Facility"). Subject to the satisfactory completion of further syndication efforts, we have the ability to increase the amount of the Revolving Credit Facility to an amount not exceeding $400 million. We may use up to $50 million of the Revolving Credit Facility for letters of credit. Amounts available under the Revolving Credit Facility are subject to certain borrowing base limitations based upon, among other things, the amount of certain outstanding debt and the amount of our eligible inventory, multiplied by advance rates determined by reference to the stage of development of each item of eligible inventory. At June 30, 2001, our maximum limit for borrowings and additional financial letters of credit was $176.3 million.

    We may select an interest rate applicable to the borrowings under the Revolving Credit Facility based on either LIBOR, for a one, two, three or six-month term, or the prime rate. Subject to our then-effective leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.75% to 2.50% or the prime rate plus 0% to 0.50%.

    The Revolving Credit Facility is guaranteed by certain of our wholly-owned subsidiaries. It has a three-year term, extendible to a full three-year term on each anniversary of the closing date. Under the terms of the Revolving Credit Facility, we will be required to meet certain financial tests on an on-going basis, including minimum consolidated tangible net worth, maximum ratio of consolidated liabilities to consolidated tangible net worth, minimum interest coverage, minimum liquidity and maximum inventory levels. Additionally, certain covenants will limit our and our subsidiaries' ability to incur additional debt or guarantees, create, or permit to exist, liens on our property or grant negative pledges, make investments or advances, merge with other entities, change the nature of our business, engage in transactions with affiliates and make asset sales. The Revolving Credit Facility also includes covenants restricting dividends or prepayments of certain indebtedness, including the Notes. Under certain conditions, some of the terms of the Revolving Credit Facility, including pricing, may change. In addition, if James K. Schuler ceases to be our CEO for any reason, his replacement must be approved by a majority of the lenders within 120 days of his departure or removal in order to avoid an event of default under the Revolving Credit Facility.

    We obtained the Revolving Credit Facility to retire our former credit facilities and other outstanding indebtedness previously incurred by us or our subsidiaries and for general corporate and working capital purposes.

    In May 1998, Schuler Residential issued $100 million principal amount of 9% Senior Notes due April 15, 2008. As a result of the merger of Schuler Residential into us, these notes were assumed by us and guaranteed by the same subsidiaries guaranteeing the notes issued in the June 2001 offerings. The 9% Senior Notes are senior unsecured obligations. Interest on these notes is due and payable on April 15 and October 15 of each year.

    The 9% Senior Notes are not redeemable at our option prior to April 15, 2003. Thereafter, these notes may be redeemed at a price initially equal to 104.50% of the principal amount, decreasing in stages to 100% of the principal amount from and after April 15, 2006, in each case together with accrued and unpaid interest. We will be obligated to make an offer to purchase a portion of the 9%

Senior Notes if we do not maintain a minimum consolidated net worth, as defined, of at least $75 million. We may also be required to offer to purchase these notes upon a change of control. In addition, the 9% Senior Notes contain other restrictive covenants that, among other things, impose certain limitations on our liability to incur additional indebtedness, create liens, make restricted payments, as defined, or sell assets.

    In January 1993, Schuler Residential issued $50 million aggregate principal amount of 6.5% convertible subordinated debentures due January 15, 2003. In February 1993, the related over-allotment option for an additional $7.5 million was exercised in full. As a result of the merger of Schuler Residential into us, these convertible subordinated debentures, were assumed by us. The convertible debentures are convertible at any time prior to maturity into shares of our common stock at a conversion price of $21.83 per share, subject to certain adjustments. As of June 30, 2001, none of the convertible debentures have been converted into shares of our common stock and the total principal amount outstanding was $57.5 million. During July 2001, we repurchased $11.7 million principal amount of our convertible subordinated debentures at a price equal to 100.75% of the principal amount. We intend to redeem the remaining outstanding principal amount of these convertible debentures during our second quarter at a price equal to 101.0% of the principal amount plus accrued and unpaid interest according to the terms and conditions of the convertible debentures.

    We expect to acquire land for future homebuilding operations through takedowns of lots subject to option purchase contracts. The use of option contracts generally lessens land-related risk and improves liquidity by allowing us to control a large number of lots with contract deposits. As of June 30, 2001, we controlled approximately 28,500 lots in 79 communities. Of these lots, approximately 50% were under options contracts with deposits totaling $ 32.5 million. We expect to utilize a combination of cash flow from operations and our revolving credit facility to acquire these land parcels.

    We have also entered into financial joint ventures to acquire and develop residential communities, typically with financial partners who fund the acquisition and development of land and sell finished building sites to us pursuant to an option purchase contract and with sellers of land who contribute their property to the joint venture in exchange for a profits interest upon completion and sale of the homes. As of June 30, 2001, we were participating in 9 joint ventures totaling 1,077 building lots with an investment of $25.8 million.

    During the quarter ended June 30, 2001, we incurred new debt secured by land purchased of approximately $8.9 million.

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

Disclosure Regarding Forward-Looking Statements

    All statements other than statements of historical or current fact included herein, including without limitation, statements regarding our future financial position and profitability, business strategy and management's plans and objectives for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as

"may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology.

    Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("cautionary statements") are set forth below. These factors include, among others:

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

  •
  we may encounter significant increases in labor costs, the cost of construction materials and the cost of financing; or

  •
  general economic trends may effect our customers' ability or desire to purchase a new home.

    For further discussion relating to risk factors, please see our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no, and hereby disclaim any, obligation to update any of the foregoing or any other forward-looking statements. We nonetheless reserve the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this quarterly report on Form 10-Q. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

    There have been no other material changes in our market risk from March 31, 2001. For information regarding our market risk, refer to our Form 10-K for the fiscal year ended March 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    We are involved from time to time in routine litigation or threatened litigation arising in the ordinary course of our business. Any such currently pending matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect on our financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit Number	Document Description
4.1	Stockholders Agreement dated as of April 3, 2001 among the Registrant, WPH-Schuler LLC, Apollo, Blackacre, Highridge, The James and Patricia Schuler Foundation, a Hawaii non-profit corporation, and James K. Schuler, as sole trustee for the James and Patricia Revocable Living Trust and the James K. Schuler 1998 Qualified Annuity Trust.
4.2
Registration Rights Agreement dated as of April 3, 2001 among the Registrant, WPH-Schuler LLC, Apollo, Blackacre, Highridge, The James and Patricia Schuler Foundation, a Hawaii non-profit corporation, and James K. Schuler, as sole trustee for the James and Patricia Revocable Living Trust and the James K. Schuler 1998 Qualified Annuity Trust.
4.8	Indenture dated as of June 28, 2001 by and among Schuler Homes, Inc., the Guarantors party thereto and U.S. Bank Trust National Association, as Trustee, relating to the 9 3/8% Senior Notes due 2009.
4.9	Form of 9 3/8% Senior Note due 2009 (included in Exhibit 4.8).
4.10
Indenture dated as of June 28, 2001 by and among Schuler Homes, Inc., the Guarantors party thereto and U.S. Bank Trust National Association, as Trustee, relating to the 10 1/2% Senior Subordinated Notes due 2011.
4.11	Form of 10 1/2% Senior Subordinated Note due 2011 (included in Exhibit 4.10).
4.12
Registration Rights Agreement dated as of June 28, 2001 by and among Schuler Homes, Inc., the Guarantors named therein and UBS Warburg LLC, Banc of America Securities LLC, Fleet Securities, Inc. and Salomon Smith Barney Inc., as Initial Purchasers, relating to the 9 3/8% Senior Notes due 2009.
4.13
Registration Rights Agreement dated as of June 28, 2001 by and among Schuler Homes, Inc., the Guarantors named therein and UBS Warburg LLC, Banc of America Securities LLC, Fleet Securities, Inc. and Salomon Smith Barney Inc., as Initial Purchasers, relating to the 10 1/2% Senior Subordinated Notes due 2011.
10.7
Revolving Credit Agreement (the "Revolving Credit Agreement") dated as of June 28, 2001, by and among the Registrant, the several financial institutions from time to time party thereto (the "Banks"), and First Hawaiian Bank, a Hawaii corporation, individually and as administrative agent for the Banks and Bank of America, N.A., a national banking association and Fleet National Bank, a national banking association, as syndication agents.
10.8
Continuing Guaranty dated as of June 28, 2001 by the subsidiary guarantors of the Registrant party thereto to the several financial institutions from time to time party to the Revolving Credit Agreement, First Hawaiian Bank, Bank of America, N.A. and Fleet National Bank.

10.9	Form of Promissory Note in connection with the Revolving Credit Agreement (included as Exhibit A to Exhibit 10.7).

  (b)
  Reports on Form 8-K.

  1.
  A Current Report on Form 8-K dated April 4, 2001 reported closing of the Company's merger with Western Pacific Housing. This event was reported under Item 5 of such Form 8-K.

  2.
  A Current Report on Form 8-K dated April 17, 2001 reported closing of the Company's merger with Western Pacific Housing and included audited financial statements of Western Pacific Housing. These events were reported under Items 5 and 7 of such Form 8-K.

  3.
  A Current Report on Form 8-K dated May 10, 2001 reported the Company's financial results for the quarter and the fiscal year ended March 31, 2001 and made publicly available certain material in order to comply with Regulation FD. These events were reported under Items 5 and 9 of such Form 8-K.

  4.
  A Current Report on Form 8-K dated June 8, 2001 made publicly available certain material in order to comply with Regulation FD. This event was reported under Item 9 of such Form 8-K.

  5.
  A Current Report on Form 8-K dated June 13, 2001 made publicly available certain material in order to comply with Regulation FD. This event was reported under Item 9 of such Form 8-K.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SCHULER HOMES, INC.
Date: August 14, 2001	By:	/s/ JAMES K. SCHULER James K. Schuler Co-Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Date: August 14, 2001	By:	/s/ THOMAS CONNELLY Thomas Connelly Senior Vice President and Chief Financial Officer (principal financial officer)
Date: August 14, 2001	By:	/s/ DOUGLAS M. TONOKAWA Douglas M. Tonokawa Vice President of Finance and Chief Accounting Officer (principal accounting officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES