Form 10-Q
period 2001-09-30
SCHULER HOMES INC
filed 2001-11-14
CIK 1126899

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-32461

SCHULER HOMES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or jurisdiction of incorporation or organization)	99-0351900 (I.R.S. employer identification no.)
400 Continental Boulevard, Suite 100
El Segundo, California (Address of principal executive offices)	90245 (Zip code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2001
Class A Common Stock, $.001 par value	21,937,582
Class B Common Stock, $.001 par value	18,754,727

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

Proposed Merger with D.R. Horton, Inc.

    On October 22, 2001, we entered into a definitive agreement under which we would merge with D.R. Horton, Inc. (NYSE: DHI), through a cash and stock transaction and the assumption of debt. Under the terms of the transaction, each Schuler Homes stockholder shall have the right to elect to receive a combination of cash and stock, or all cash or all stock. However, all cash and all stock elections will be subject to proration in order to limit the total amount of cash consideration to be paid by D.R. Horton to an aggregate of $4.09 multiplied by total Schuler Homes shares outstanding. The transaction is conditioned upon obtaining the approvals of both D.R. Horton stockholders and Schuler Homes stockholders, including separate class votes by the Class A and Class B common stockholders of Schuler Homes, as well as other customary closing conditions.

    This summary description of the terms and conditions of the proposed merger with D.R. Horton, Inc. is qualified in its entirety by reference to the Agreement and Plan of Merger which has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 24, 2001.

Schuler Residential

    Our co-Chairman, President and CEO, James K. Schuler, originally began business in the Hawaii market in 1973. In 1992, the former Schuler Homes, Inc. completed its initial public offering and in late 1996 adopted a strategic expansion plan designed to geographically diversify its operations outside of the Hawaii market. As part of its diversification strategy, the California, Colorado, Washington, Oregon and Arizona housing markets were entered either by acquiring existing homebuilders or starting new homebuilding divisions.

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

2001 Notes Offering

    On June 28, 2001, we consummated the issuance and sale of our 9 3/8% Senior Notes due 2009, in the aggregate principal amount of $250 million and of our 10 1/2% Senior Subordinated Notes due 2011, in the aggregate principal amount of $150 million (collectively, the "Notes"). The proceeds of the offering of the Notes were used to repay a substantial portion of our and our subsidiaries' outstanding indebtedness, other than our 9% Senior Notes due 2008.

New Banking Revolving Credit Facility

    In conjunction with the offerings of the Notes, on June 28, 2001, we also closed a $225 million senior unsecured revolving credit facility with Bank of America, N.A., Fleet National Bank, First Hawaiian Bank and California Bank & Trust. In August 2001, as a result of further syndication efforts, we increased the amount committed under the facility to $360 million.

Convertible Subordinated Debentures

    During the quarter ended September 30, 2001, we redeemed all of our 6 1/2% convertible subordinated debentures which were then outstanding in the aggregate principal amount of $57.5 million. We paid a redemption premium of $546,000 and recorded a charge against income of $330,000, representing unamortized offering costs.

Financial Information included in this Form 10-Q

    The financial information in this Form 10-Q for the three and six months ended September 30, 2001 is consolidated as a result of the April 3, 2001 merger. However, the comparison to prior periods is shown in two different ways. In "Item 1. Financial Statements", the prior period presented includes the predecessor only, as required by accounting principles generally accepted in the United States. In "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", the prior period is shown on a pro forma combined basis to give effect to the merger as if it had occurred on April 1, 2000. Accordingly, the discussion of the results of operations in Item 2 is based on a comparison of the results for the three and six months ended September 30, 2001 to pro forma combined results for the three and six months ended September 30, 2000.

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Schuler Homes, Inc.

    We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of September 30, 2001, and the related consolidated statements of income for the three and six months ended September 30, 2001 and 2000, the consolidated statement of stockholders' equity for the six months ended September 30, 2001, and the consolidated statements of cash flows for the six months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

ERNST & YOUNG LLP

Los Angeles, California
October 24, 2001

SCHULER HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2001	March 31, 2001
	(unaudited)	(predecessor only)
ASSETS
Cash and cash equivalents	$10,913	$5,366
Real estate inventories	994,712	526,842
Investments in unconsolidated joint ventures	22,339	9,724
Deferred income taxes	9,325	17,389
Goodwill	65,628	9,431
Other assets	69,026	27,139

Total assets	$1,171,943	$595,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$174,409	$70,211
Notes payable	562,822	294,047

Total liabilities	737,231	364,258
Commitments and contingencies
Minority interests in consolidated joint ventures	1,980	—
Stockholders' equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 21,466,130 shares issued at March 31, 2001	—	215
Class A common stock, $.001 par value; 120,000,000 shares authorized; 21,910,444 shares issued and outstanding at September 30, 2001	22	—
Class B common stock, $.001 par value; 50,000,000 shares authorized; 18,754,727 shares issued and outstanding at September 30, 2001	19	—
Additional paid-in capital	253,004	96,543
Retained earnings	179,687	143,592
Treasury stock, at cost; 1,299,700 shares at March 31, 2001	—	(8,717)

Total stockholders' equity	432,732	231,633

Total liabilities and stockholders' equity	$1,171,943	$595,891

See accompanying notes.

SCHULER HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
		(predecessor only)		(predecessor only)
Revenues	$383,591	$160,363	$698,821	$333,547
Cost of sales	(307,337)	(120,621)	(556,772)	(253,940)

Gross profit	76,254	39,742	142,049	79,607
Non-cash charge for impairment of long-lived assets	—	(36,398)	—	(36,398)
Selling, general and administrative expenses	(42,444)	(19,164)	(79,297)	(38,271)

Operating income (loss)	33,810	(15,820)	62,752	4,938
Interest and other income (expense), net	(1,968)	(1,715)	(2,002)	(4,453)

Income (loss) before minority interests in loss (income) of consolidated joint ventures and provision (credit) for income taxes	31,842	(17,535)	60,750	485
Minority interests in loss (income) of consolidated joint ventures	31	(261)	(816)	(627)

Income (loss) before provision (credit) for income taxes	31,873	(17,796)	59,934	(142)
Provision (credit) for income taxes	(12,645)	7,034	(23,839)	280

Net income (loss)	$19,228	$(10,762)	$36,095	$138

Net income (loss) per share:
Basic	$0.47	$(0.54)	$0.89	$0.01

Diluted	$0.46	$(0.54)	$0.86	$0.01

See accompanying notes.

STATEMENT OF STOCKHOLDERS' EQUITY

(dollars in thousands)

(unaudited)

			Class A Common Stock		Class B Common Stock
	Common Stock								Treasury Stock
							Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Total
Balance at March 31, 2001 (predecessor only)	20,166,430	$215	—	$—	—	$—	$96,543	$143,592	(1,299,700)	($8,717)	$231,633
Merger with Western Pacific	(20,166,430)	(215)	20,166,430	21	20,166,430	20	154,402	—	1,299,700	8,717	162,945
Conversion of Class B shares to Class A shares	—	—	1,411,703	1	(1,411,703)	(1)	—	—	—	—	—
Issuance of shares from exercise of stock options	—	—	305,803	—	—	—	1,879	—	—	—	1,879
Issuance of shares from employee stock purchase plan			26,508				180				180
Net income	—	—	—	—	—	—	—	36,095	—	—	36,095

Balance at September 30, 2001	—	$—	21,910,444	$22	18,754,727	$19	$253,004	$179,687	—	$—	$432,732

See accompanying notes.

SCHULER HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended September 30,
	2001	2000
		(predecessor only)
Operating activities:
Net income	$36,095	$138
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	8,100	4,116
Income distribution received from unconsolidated joint ventures in excess of income recognized	3,180	1,210
Change in principal balance of notes receivable	55	671
Forgiveness of note receivable	—	480
Minority interests in income of consolidated joint ventures	816	627
Non-cash charge for impairment of long-lived assets	—	36,398
Changes in assets and liabilities, net of effects of purchase of Western Pacific:
Increase in real estate inventories	(136,158)	(50,517)
Increase in deferred income taxes	(695)	(13,144)
Increase in other assets	(16,917)	(4,064)
Increase in accounts payable and accrued liabilities	13,457	1,493

Net cash used in operating activities	(92,067)	(22,592)
Investing activities:
Cash acquired in purchase of Western Pacific, net of acquisition costs paid	41,554	—
Partial payment for acquisition of minority interests	(2,500)	—
Advances to unconsolidated joint ventures	(3,665)	(1,066)
Repayments of advances to unconsolidated joint ventures	1,343	1,099
Investments in unconsolidated joint ventures	(798)	(3,769)
Capital distributions from unconsolidated joint ventures	6,031	1,396
Purchase of furniture, fixtures, and equipment	(593)	(1,513)
Repayment of advances to affiliates	320	351

Net cash provided by (used in) investing activities	41,692	(3,502)
Financing activities:
Proceeds from bank borrowings	382,428	157,844
Principal payments on bank borrowings	(587,709)	(132,243)
Proceeds from notes payables to others	32,344	(1,235)
Principal payments on notes payables to others	(90,883)	—
Proceeds from participating debt	317	—
Principal payments on participating debt	(10,627)	—
Contributions by minority partners in consolidated joint ventures	1,768	—
Distributions to minority partners in consolidated joint ventures	(7,555)	—
Principal payments on convertible debt	(57,500)	—
Proceeds from issuance of senior and senior subordinated notes, net of offering costs	391,200	—
Net decrease in discount on issuance of senior notes	80	80
Proceeds from issuance of common stock under Employee Stock Purchase Plan	180	117
Proceeds from issuance of common stock from exercise of stock options	1,879	—

Net cash provided by financing activities	55,922	24,563

Increase (decrease) in cash and cash equivalents	5,547	(1,531)
Cash and cash equivalents at beginning of period	5,366	4,737

Cash and cash equivalents at end of period	$10,913	$3,206

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

    In June 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has early-adopted the new rules on accounting for goodwill and other intangible assets beginning April 1, 2001. As a result, the Company has allocated its goodwill to its single homebuilding reporting unit and performed the required goodwill impairment test. During the six months ended September 30, 2001, the Company has not recognized any impairment losses related to its goodwill. Application of the nonamortization provisions of the Statement has resulted in a reduction in amortization expense of approximately $1,374 and $2,748, including amortization of the goodwill result from the Western Pacific merger, for the three and six months ended September 30, 2001 respectively compared to the results had the Statement not been adopted. The following summarizes the pro forma impact of the nonamortization approach for the three and six months ended September 30, 2000 as if the Statement was adopted on April 1, 2000:

	Three Months Ended September 30, 2000	Six Months Ended September 30, 2000
Net income (loss), as previously reported	$(10,762)	$138
Amortization of goodwill, net of tax (excluding impairment charge of $482 in six months ended September 30, 2000)	97	197

Net income (loss), as adjusted	$(10,665)	$335

Net income (loss) per share, as adjusted
Basic	$(0.54)	$0.01

Diluted	$(0.54)	$0.01

    Additionally, the Company has separately identified the following intangible asset which is reflected in other assets:

	Gross amount	Accumulated amortization	Net amount
Non-compete agreement	$5,000	$(1,187)	$3,813

    At September 30, 2001, the remaining estimated useful life of the non-compete agreement was 15.25 years.

    For the three and six months ended September 30, 2001, amortization expense related to the intangible asset totaled $62 and $124, respectively.

    The future estimated amortization expense for the intangible asset for the years ended March 31 is as follows:

2002	$125
2003	250
2004	250
2005	250
2006	250
Thereafter	2,688

$3,813

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

    As a result of the transactions described above, the historical results of Western Pacific are not reflected in those of the Company prior to April 3, 2001. As such, the accompanying consolidated financial statements reflect the historical results of Schuler Residential (the predecessor entity) as of March 31, 2001 and for the three and six months ended September 30, 2000 and the historical results of the Company (including the combined businesses of Schuler Residential and Western Pacific) as of September 30, 2001 and for the three and six months ended September 30, 2001. See Note 9 for pro forma condensed combined financial data for the three and six months ended September 30, 2000 giving effect to the transactions described above as if they had occurred on April 1, 2000.

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

    The actual number of shares of Class B common stock issued in connection with the merger equaled the number of shares of Schuler Residential common stock outstanding at the consummation of the merger. The estimated fair market value per share of the Class B common stock reflected a nominal discount to the average market price of the Schuler Residential common stock for several days before and after the announcement of the merger on September 12, 2000. The nominal discount is based on the different terms of the Class A and Class B common stock, as well as the trading restrictions on the Class B common stock.

    In connection with the merger with Western Pacific, the Company purchased minority interests for $9,000, which is payable as follows: $2,500 upon completion of the merger (paid in April 2001), $2,000 on the one-year anniversary of the completion of the merger, and a note for $4,500 that matures four years after the completion of the merger and that bears interest at 7%. The note payable can be offset against a related not receivable in other assets and, as a result, the Company has a net liability of $2,000, which is reflected in accounts payable and accrued liabilities at September 30, 2001.

    The deferred income tax liability is related to the income tax effect of timing differences created as a result of the contribution to the Company of the ownership interests in Western Pacific that were previously held in limited partnerships and limited liability companies.

3.  Real Estate Inventories

    The purchase price for certain of the land parcels purchased by the Company during the six months ended September 30, 2001 and 2000 included notes payable to land sellers in the aggregate amount of $3,085 and $4,252, respectively.

    Information regarding interest and amortized debt expense are as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2001	2000	2001	2000
	(Predecessor only)		(Predecessor only)
Amount incurred	$16,074	$5,340	$29,839	$10,420
Amount capitalized	$13,945	$3,879	$26,299	$7,441
Amount expensed, not capitalized	$2,129	$1,461	$3,540	$2,979
Previously capitalized amount charged to cost of sales	$12,743	$4,374	$24,601	$8,997
Capitalized amount in real estate inventories at end of period	$45,088	$15,624	$45,088	$15,624
Interest paid	$3,360	$3,632	$17,913	$9,535

4.  Notes payable

    Notes payable consists of the following at September 30, 2001:

Revolving credit facility	$47,130
9% senior notes due 2008	98,950
9 3/8% senior notes due 2009	250,000
10 1/2% senior subordinated notes due 2011	150,000
Notes payable to others	16,742

$562,822

    On June 28, 2001, the Company obtained a new senior unsecured revolving credit facility from a consortium of banks in the amount of $225,000 (the "Revolving Credit Facility") for general corporate and working capital purposes. In August 2001, as a result of further syndication efforts, the amount committed under the facility was increased to $360 million. Up to $50,000 of the Revolving Credit Facility may be used for letters of credit. Amounts available under the Revolving Credit Facility are subject to certain borrowing base limitations based upon, among other things, the amount of certain outstanding debt and the amount of the Company's eligible inventory, multiplied by advance rates determined by reference to the stage of development of each item of eligible inventory.

    The Company may select an interest rate applicable to the borrowings under the Revolving Credit Facility based on either LIBOR, for a one, two, three or six-month term, or the prime rate. Subject to the Company's then-effective leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.75% to 2.50% or the prime rate plus 0% to 0.50%.

    The Revolving Credit Facility is guaranteed by certain of our wholly-owned subsidiaries. It has a three-year term, extendible out to a full three-year term on each anniversary of the closing date at the banks' discretion. Under the terms of the Revolving Credit Facility, the Company is required to meet certain covenants and financial tests on an ongoing basis. As of September 30, 2001, the Company met such covenants and financial tests.

    At September 30, 2001, there were $47,130 outstanding borrowings under the Revolving Credit Facility. At that date, the Company's maximum limit for borrowings and additional financial letters of credit was $248,583 pursuant to the borrowing base limit.

    On June 28, 2001, the Company consummated the issuance and sale of its 9-3/8% Senior Notes due 2009, in the aggregate principal amount of $250,000, and of its 10-1/2% Senior Subordinated Notes due 2011, in the aggregate principal amount of $150,000 (collectively, the "Notes"). In connection with the issuance and sale of the Notes, the Company entered into (i) a Purchase Agreement with the Company's subsidiaries, and with UBS Warburg LLC, Banc of America Securities LLC, Fleet Securities, Inc. and Salomon Smith Barney, Inc. (collectively, the "Initial Purchasers") providing for the purchase of the Notes by the Initial Purchasers; (ii) Registration Rights Agreements with the Company's subsidiaries and the Initial Purchasers, pursuant to which the Company agreed to file a registration statement within 90 days after June 28, 2001 with the Securities and Exchange Commission with respect to the offer and sale of $400,000 in aggregate principal amount of notes (the "Exchange Notes") that will be issued and offered in exchange for the Notes in an exchange offer, as well as to register the Notes pursuant to one or more shelf registrations under certain circumstances, all at the Company's expense; and (iii) Indentures with U.S. Bank Trust National Association, as Trustee, pursuant to which the Notes and the Exchange Notes will be governed. The Company received net proceeds from the offering of approximately $391,200. The Company repaid a substantial portion of its and its subsidiaries' outstanding indebtedness, other than the 9% Senior Notes due 2008, with the proceeds of the offering of the Notes. The offering costs are amortized over the term of the Notes using the effective interest method. In September, 2001, the Company filed a Form S-4 Registration Statement with the U.S. Securities and Exchange Commission to register the Exchange Notes.

    During the quarter ended September 30, 2001, the Company redeemed the entire outstanding principal amount of its 6 1/2% convertible subordinated debentures due 2003. In connection with the redemption, the Company paid a redemption premium of $546, which is reflected in interest and other income (expense) on the statement of operations, in addition to a charge against income of $330, representing unamortized offering costs.

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

6.  Income Taxes

    During the six months ended September 30, 2001 and 2000, the Company made income tax payments, net of refunds, of $17,428 and $18,534 respectively.

7.  Net Income Per Share

    Basic net income per share for the three and six months ended September 30, 2001 were computed using the weighted average number of common shares outstanding during the periods of 40,597,801 and 40,517,024, respectively. Basic net income per share for the three and six months ended September 30, 2000 were computed using the weighted average number of common shares outstanding during the periods of 20,108,434 and 20,104,690 respectively.

    Diluted net income per share for the three and six months ended September 30, 2001 were computed by adding to net income the interest expense of $328 and $898, respectively (net of related income taxes), which is applicable to convertible subordinated debentures, and dividing by 42,738,688 and 43,209,434, respectively, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures and the exercise under the treasury stock method of all in-the-money stock options outstanding. The computation of diluted net income per share for the three and six months ended September 30, 2000 resulted in amounts of greater than the basic net income per share. Accordingly, the basic net income per share for these periods is also presented as the diluted net income per share.

    During the quarter ended September 30, 2001, the Company redeemed its 6 1/2% convertible subordinated debentures, decreasing the related interest added to net income and the number of incremental shares assuming conversion of the debentures for the calculation of diluted earnings per share.

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

9.  Unaudited Pro Forma Condensed Combined Financial Data

    The following unaudited pro forma condensed combined financial data for the three and six months ended September 30, 2000 are derived from the historical financial statements of Schuler Residential and Western Pacific. The unaudited pro forma condensed combined financial data give effect to the merger with Western Pacific as if it had occurred at April 1, 2000. Pro forma adjustments to historical financial data include adjustments that we deem appropriate, reflecting items of recurring significance and which are factually supported based on currently available information.

    The unaudited pro forma condensed combined financial data are presented for illustrative purposes only and do not purport to represent our results of operations for the three-month and six-month periods ended September 30, 2000 that would actually have occurred had the merger been completed on April 1, 2000, nor do they represent a forecast of our results of operations for any future period. The data below does not include amortization of goodwill resulting from the merger with Western Pacific.

	Three months ended September 30, 2000	Six months ended September 30, 2000
Revenues	$255,289	$499,507
Net income	$(7,789)	$4,463

Net income per share:
Basic	$(0.19)	$0.11

Diluted	$(0.19)	$0.11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    We design, build and market single-family attached and detached homes to entry-level and first-time move-up buyers and, to a lesser extent, second-time move-up buyers in major suburban markets in Northern California, Southern California, Colorado, Hawaii, Washington, Oregon and Arizona.

    We were formed in connection with the April 3, 2001 merger in which the businesses of Western Pacific Housing and Schuler Residential, Inc. (formerly Schuler Homes, Inc.) were combined. As our combined operating history began at that time, comparisons to our financial condition and results of operations at and for the quarter and six months ended September 30, 2000 described in this section are based upon the pro forma combined historical operations of Schuler Residential and Western Pacific at and for the quarter and six months ended September 30, 2000.

    We recorded revenues of $383.6 million, primarily from the closings of 1,308 new homes during the three months ended September 30, 2001, a 50.3% increase as compared to pro forma combined revenues of $255.3 million, primarily from the pro forma combined closings of 1,058 new homes during the three months ended September 30, 2000. Net income during the three months ended September 30, 2001 totaled $19.2 million, or diluted earnings of $0.46 per share, a 33.4% increase from pro forma combined net income of $14.4 million, before non-cash impairment charges, or $0.35 diluted earnings per share during the same three months in 2000.

    During the six months ended September 30, 2001, we recorded revenues of $698.8 million, primarily from the closings of 2,472 new homes, a 39.9% increase as compared to pro forma combined revenues of $499.5 million, primarily from the pro forma combined closings of 2,115 new homes during the six months ended September 30, 2000. Net income during the six months ended September 30, 2001 totaled $36.1 million, or diluted earnings of $0.86 per share, a 35.4% increase from pro forma combined net income of $26.7 million, before non-cash impairment charges, or $0.65 diluted earnings per share during the same six months in 2000.

    At September 30, 2001, we had 2,002 sales in backlog with an aggregate dollar value of $575.9 million, 83 active projects in the sales stage, and control of over 31,700 lots, approximately 52% of which are under option.

Results of Operations

    The financial statements included herein in "PART I. Item 1. Financial Statements" include comparisons to predecessor-only financial statements at and for the quarter and six months ended September 30, 2000, as required by accounting principles generally accepted in the United States. In order to provide a more meaningful comparison, included below is statements of income data, which includes a comparison to unaudited proforma combined statement of income data that give effect to the merger as if it had occurred on April 1, 2000.

    While this pro forma information is based on adjustments deemed appropriate and which are factually supported based on currently available data, the pro forma information may not be indicative of what actual results would have been, nor does this information purport to present financial results for future periods.

Statement Of Income Data

	Three months ended September 30,		Six months ended September 30,
	2001	2000(1)	2001	2000(1)
	(Unaudited) (in 000s, except per share data)		(Unaudited) (in 000s, except per share data)
Revenues	$383,591	$255,289	$698,821	$499,507
Cost of sales	(307,337)	(198,388)	(556,772)	(389,984)

Gross profit	76,254	56,901	142,049	109,523
Selling, general and administrative expenses	(42,444)	(29,922)	(79,297)	(58,958)

Operating income	33,810	26,979	62,752	50,565
Interest and other income (expense), net	(1,968)	(1,890)	(2,002)	(4,597)

Income before minority interests in income of consolidated joint ventures and provision for income taxes	31,842	25,089	60,750	45,968
Minority interests in (income) loss of consolidated joint ventures	31	(1,473)	(816)	(2,417)

Income before provision for income taxes	31,873	23,616	59,934	43,551
Provision for income taxes(2)	(12,645)	(9,207)	(23,839)	(16,890)

Net income	$19,228	$14,409	$36,095	$26,661

Net income per share:
Basic(3)	$0.47	$0.36	$0.89	$0.66

Diluted(4)	$0.46	$0.35	$0.86	$0.65

(1)
Results are shown on a pro forma combined basis to include Western Pacific Housing, which merged with Schuler Homes on April 3, 2001. In addition, results exclude a non-cash charge for impairment of long-lived assets of $36,398 during the quarter and six months ended September 30, 2000.

(2)
Includes the pro forma effect on combined provision for income taxes resulting from the operations of Western Pacific and Schuler Residential, based on an effective tax rate for Western Pacific of 40.72% based on federal and California tax rates. Prior to the merger, Western Pacific was operated through a series of partnerships and therefore was not subject to taxation at the entity level.

(3)
Basic net income per share was computed using weighted average number of shares of 40,598 and 40,517 for the three and six month periods ended September 30, 2001, respectively and 40,217 and 40,209 for the three month and six month periods ended September 30, 2000, respectively.

(4)
Diluted net income per share for the three and six month periods ended September 30, 2001 was computed by adding to net income the interest expense applicable to convertible subordinated debentures of $328 and $898 and using the weighted average number of shares outstanding of 42,739 and 43,209, respectively. Diluted net income per share for the three and six month periods ended September 30, 2000 was computed by adding to net income the interest expense applicable to convertible subordinated debentures of $600 and $1,200 and using the weighted average number of shares outstanding of 43,166 and 43,159, respectively. The convertible debentures were redeemed by the Company in August, 2001.

    Our number of new home orders, homes closed and backlog (including joint ventures) are set forth below for the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
New Home Orders:	2001	2000(1)	2001	2000(1)
Southern California	416	415	916	751
Northern California	289	436	612	676
Colorado	362	311	725	657
Hawaii	113	87	205	192
Washington	89	77	159	159
Oregon	37	52	68	150
Arizona	34	—	64	—

Total	1,340	1,378	2,749	2,585

	Three Months Ended September 30,		Six Months Ended September 30,
Home Closings:	2001	2000(1)	2001	2000(1)
Southern California	357	237	702	442
Northern California	347	193	593	341
Colorado	342	388	689	829
Hawaii	93	77	181	170
Washington	99	92	169	192
Oregon	50	71	110	141
Arizona	20	—	28	—

Total	1,308	1,058	2,472	2,115

	At September 30,
	2001		2000(1)
Backlog (2)	Homes	Sales Value	Homes	Sales Value
Southern California	632	$195,091	623	$203,047
Northern California	403	145,827	626	227,305
Colorado	621	141,489	474	99,586
Hawaii	169	49,384	109	29,086
Washington	85	24,226	104	34,985
Oregon	25	5,051	54	10,008
Arizona	67	14,836	—	—

Total	2,002	$575,904	1,990	$604,017

(1)
September 2000 results are shown on a pro forma combined basis to include Western Pacific, which merged with Schuler Homes on April 3, 2001.

(2)
Backlog represents homes subject to pending sales contracts, some which are subject to contingencies, including mortgage loan approval, the sale of existing homes by customers and government project approvals and, accordingly, no assurances can be made that homes in backlog will result in actual closing. The sales values are in thousands.

    Our number of projects in the sales stage, and land position (including joint ventures) as of September 30, 2001 are as follows:

	As of September 30, 2001(1)
	Total Number of Projects for Development(2)	Number of Projects in Sales Stage(3)	Building Sites Owned or Controlled(4)
Market
Southern California	64	17	7,500
Northern California	71	20	9,600
Colorado	45	24	8,700
Hawaii	27	5	3,800
Washington	17	8	1,100
Oregon	7	5	300
Arizona	9	4	700

Total	240	83	31,700

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

(4)
Represents the estimated number of homes based on approximately 15,100 lots relating to land owned and approximately 16,600 lots relating to land under option or similar contracts, including homes under construction and backlog. Although we currently intend to consummate the purchase of the parcels under purchase options or similar contracts, we cannot assure you that we will complete the purchases or acquire the land purchase option.

New Home Orders and Backlog

    New home orders during the three months ended September 30, 2001 totaled 1,340, a 2.8% decrease as compared to pro forma combined new home orders of 1,378 during the same three months in 2000. The decrease in new home orders is mainly attributable to an unusually strong sales performance in the month of September 2000 due to the opening of 15 new communities in the latter half of the quarter and the decrease in net new orders in the month of September 2001 as consumers reacted to the tragic events of September 11. Of the 15 new communities opened in the month of September 2000, 6 were in Northern California compared to no new openings in Northern California during September 2001.

    New home orders during the six months ended September 30, 2001 totaled 2,749, a 6.3% increase as compared to pro forma combined new home orders of 2,585 during the same six months in 2000. The increase in new home orders reflects the strength in our California markets, especially in Southern California, where we have increased our focus on first-time buyers. As a result of our increased presence in the first-time buyer segment in Southern California, we have decreased the average sales price per new home order in that area from $334,000 during the six months ended September 30, 2000 on a pro forma combined basis to $317,000 during the six months ended September 30, 2001.

    The aggregate sales value of homes in backlog at September 30, 2001 decreased by 4.7% from a year ago, primarily reflecting a 5.2% decrease in the average sales price of homes in backlog.

Revenues

    We recorded revenues of $383.6 million during the three months ended September 30, 2001, or 50.3% increase as compared to pro forma combined revenues of $255.3 million during the three months ended September 30, 2000. This is a result of a 23.6% increase in the number of homes closed and a 14.3% increase in the average sales price of homes closed, reflecting a larger portion of homes closed in California and a smaller portion of homes closed in Colorado in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 on a pro forma combined basis. Revenues for the three months ended September 30, 2001 include $20.4 million from the sales of land in California and Arizona.

    We recorded revenues of $698.8 million during the six months ended September 30, 2001, or 39.9% increase as compared to pro forma combined revenues of $499.5 million during the six months ended September 30, 2000. This is a result of a 16.9% increase in the number of homes closed and a 11.9% increase in the average sales price of homes closed, reflecting a larger portion of homes closed in California and a smaller portion of homes closed in Colorado in the six months ended September 30, 2001 as compared to the six months ended September 30, 2000 on a pro forma combined basis.

Gross Profit

    Gross profit as a percentage of revenues decreased from 22.3% during the three months ended September 30, 2000 on a pro forma combined basis to 20.4% (excluding the land sales) during the three months ended September 30, 2001, primarily reflecting a differing product mix between the periods as well as a return to more typical gross profit margins earned in northern California as opposed to the higher, more unusual margins earned during the three months ended September 30, 2000.Gross profit as a percentage of revenues increased slightly from 21.9% during the six months ended September 30, 2000 on a pro forma combined basis to 20.3% (excluding the land sales) during the six months ended September 30, 2001, for the same reasons mentioned in the preceding sentence.

Selling, General and Administrative Expense

    As a percentage of sales, our selling, general and administrative expense remained consistent at 11.7% during the three months ended September 30, 2001 and 2000 on a pro forma combined basis and 11.8% during the six months ended September 30, 2001 and 2000 on a pro forma combined basis, excluding the land sales.

Interest and Other Income (Expense)

    Interest and other income (expense) remained consistent for the three months ended September 30, 2001 and 2000 on a pro forma combined basis.

    Interest and other income (expense) decreased by $2.6 million from the six months ended September 30, 2000 on a pro forma combined basis to the six months ended September 30, 2001. This was primarily due to a) amortization of intangibles and forgiveness of a portion of a note receivable during the six months ended September 30, 2000 relating to the departure of the former president of our Oregon division and b) increased marketing fees earned during the six months ended September 30, 2001 relating to the sale of model homes previously under leaseback.

Minority Interest in Income of Consolidated Joint Ventures

    Minority interest in income of consolidated joint ventures decreased by $1.5 million from the three months ended September 30, 2000 on a pro forma combined basis compared to the three months ended September 30, 2001. The decrease was primarily due to there being no deliveries from consolidated joint ventures during the three months ended September 30, 2001 as compared to 124 deliveries from consolidated joint ventures during the three months ended September 30, 2000.

    Minority interest in income of consolidated joint ventures decreased by $1.6 million from the six months ended September 30, 2000 on a pro forma combined basis compared to the six months ended September 30, 2001. The decrease was primarily due to there being only 6 deliveries from consolidated joint ventures during the six months ended September 30, 2001 as compared to 124 deliveries from consolidated joint ventures during the six months ended September 30, 2000.

Provision for Income Taxes

    Our effective income tax rate was 39.7% and 39.0% for the three months ended September 30, 2001 and 2000, respectively, and, 39.8% and 38.8% for the six months ended September 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

    We require significant capital resources to acquire land, develop land into building lots, construct and market our homes and pay our overhead and administrative expenses. In addition, funds are required for market expansion and to make interest and principal payments on outstanding debt.

    On June 28, 2001, we consummated the issuance and sale of our 9 3/8% Senior Notes due 2009, in the aggregate principal amount of $250 million and our 10 1/2% Senior Subordinated Notes due 2011, in the aggregate principal amount of $150 million (collectively, the "Notes"). The Company received net proceeds from the offering of approximately $391.2 million.

    In conjunction with the offerings of the Notes, we also closed a new credit facility with Bank of America, N.A., Fleet National Bank, First Hawaiian Bank and California Bank & Trust for them to provide us with $225 million senior unsecured revolving borrowings during a three year period (the "Revolving Credit Facility"). We have the ability to increase the amount of the Revolving Credit Facility to an amount not exceeding $400 million. During the quarter ended September 30, 2001, 8 additional banks joined as participants, increasing the credit facility to $360 million. We may use up to $50 million of the Revolving Credit Facility for letters of credit. Amounts available under the Revolving Credit Facility are subject to certain borrowing base limitations based upon, among other things, the amount of certain outstanding debt and the amount of our eligible inventory, multiplied by advance rates determined by reference to the stage of development of each item of eligible inventory. At September 30, 2001, our maximum limit for borrowings and additional financial letters of credit was $248.6 million.

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

    In May 1998, Schuler Residential issued $100 million principal amount of 9% Senior Notes due April 15, 2008. As a result of the merger of Schuler Residential into us, these notes were assumed by us and guaranteed by the same subsidiaries guaranteeing the notes issued in the June 2001 offerings. The 9% Senior Notes are senior unsecured obligations and interest on these notes is due and payable on April 15 and October 15 of each year. The 9% Senior Notes are not redeemable at our option prior to April 15, 2003. Thereafter, these notes may be redeemed at a price initially equal to 104.50% of the principal amount, decreasing in stages to 100% of the principal amount from and after April 15, 2006, in each case together with accrued and unpaid interest. We will be obligated to make an offer to purchase a portion of the 9% Senior Notes if we do not maintain a minimum consolidated net worth, as defined, of at least $75 million. We may also be required to offer to purchase these notes upon a change of control. In addition, the 9% Senior Notes contain other restrictive covenants that, among other things, impose certain limitations on our liability to incur additional indebtedness, create liens, make restricted payments, as defined, or sell assets.

    We acquire land for future homebuilding operations through takedowns of lots subject to option purchase contracts. The use of option contracts generally lessens land-related risk and improves liquidity by allowing us to control a large number of lots with contract deposits. As of September 30, 2001, we controlled approximately 31,700 lots in 83 communities. Of these lots, approximately 52% were under options contracts with deposits totaling $45.0 million. We expect to utilize a combination of cash flow from operations and our revolving credit facility to acquire these land parcels.

    We have also entered into financial joint ventures to acquire and develop residential communities, typically with financial partners who fund the acquisition and development of land and sell finished building sites to us pursuant to option purchase contracts and with sellers of land who contribute their property to the joint venture in exchange for a profits interest upon completion and sale of the homes. As of September 30, 2001, we were participating in 8 joint ventures totaling 1,222 building lots with an investment of $21.3 million.

    During the quarter ended September 30, 2001, we incurred new debt secured by land purchased of approximately $0.5 million.

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

New Developments

    On October 22, 2001, we entered into a definitive agreement under which we would merge with D.R. Horton, Inc. through a cash and stock transaction and the assumption of debt. Under the terms of the transaction, each Schuler Homes stockholder will have the right to elect to receive a combination of cash and stock, or all cash or all stock. However, all cash and all stock elections will be subject to proration in order to limit the total amount of cash consideration to be paid by D.R. Horton to an aggregate of $4.09 multiplied by total Schuler Homes shares outstanding. The transaction is conditioned upon obtaining the approvals of both D.R. Horton stockholders and Schuler Homes stockholders, including separate class votes by the Class A and Class B common stockholders of Schuler Homes, as well as other customary closing conditions.This summary description of the terms and conditions of the proposed merger with D.R. Horton, Inc. is qualified in its entirety by reference to the Agreement and Plan of Merger which has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 24, 2001.

    Terrorist attacks in New York City and Washington, D.C. on September 11, 2001 disrupted business and commerce throughout the U.S., resulted in significant loss of life and caused significant volatility and declines in U.S. and foreign securities markets. The continued threat of terrorism within the U.S. and abroad, and the potential for military action and heightened security measures in response to that threat, may cause additional disruptions to commerce, reduce economic activity and result in continued volatility in markets throughout the world. Our decline in new home orders for the quarter ended September 30, 2001 as compared to the pro forma number of new home orders for the quarter ended September 30, 2000 suggests that these events have adversely affected our rate of new home orders and may continue to do so in coming months.

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

  •
  significant increases in labor costs, the cost of construction materials and the cost of financing; or

  •
  general economic trends negatively affecting our customers' ability or desire to purchase a new home.

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

Item 2 and 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Company held an Annual Meeting of Stockholders on August 16, 2001.

  (b)
  At the Annual Meeting of Stockholders, the following matters were voted upon:

  (1)
  Election of Directors

Nominee—Class A Common	Affirmative Votes	Withhold Authority
James K. Schuler	17,387,270	824,500
Thomas A. Bevilacqua	18,143,370	68,400
Martin T. Hart	18,141,870	69,900
Pamela S. Jones	17,385,770	826,000
David M. Traversi	18,143,370	68,400
Nominee—Class B Common	Affirmative Votes	Withhold Authority
Eugene S. Rosenfeld	18,754,727	—
Ricardo Keonigsberger	18,754,727	—
Lee Neibart	18,754,727	—
Arnold Rosenstein	18,754,727	—
    (2)
    Proposal to approve an amendment to the Company's Certificate of Incorporation.

Class A Common
Affirmative Votes	18,155,670
Negative Votes	55,100
Abstain Votes	1,000
Broker Non-Vote	0
Class B Common
Affirmative Votes	18,754,727
Negative Votes	0
Abstain Votes	0
Broker Non-Vote	0
    (3)
    Proposal to ratify the selection of Ernst & Young LLP as independent auditors for fiscal year ending March 31, 2002.

Class A Common
Affirmative Votes	18,208,670
Negative Votes	2,100
Abstain Votes	1,000
Broker Non-Vote	0
Class B Common
Affirmative Votes	18,754,727
Negative Votes	0
Abstain Votes	0
Broker Non-Vote	0

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit Number	Document Description
10.1	Confirmation of Syndication dated as of August 23, 2001 by and among the Registrant, First Hawaiian Bank as agent and the financial institutions who are parties to that certain Revolving Credit Agreement dated as of June 28, 2001, as amended (incorporated herein by reference to Exhibit 10.10 to the Form S-4/A).
10.2
Confirmation of Additional Syndication dated as of September 23, 2001 by and among the Registrant, First Hawaiian Bank as agent and the financial institutions who are parties to that certain Revolving Credit Agreement dated as of June 28, 2001, as amended (incorporated herein by reference to Exhibit 10.11 to the Form S-4/A).
  (b)
  Reports on Form 8-K.

  1.
  A Current Report on Form 8-K dated August 9, 2001 reported the Company's financial results for the quarter ended June 30, 2001. This event was reported under Item 7 of such Form 8-K.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SCHULER HOMES, INC.
Date: November 14, 2001	By:	/s/ JAMES K. SCHULER James K. Schuler Co-Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Date: November 14, 2001	By:	/s/ THOMAS CONNELLY Thomas Connelly Senior Vice President and Chief Financial Officer (principal financial officer)
Date: November 14, 2001	By:	/s/ DOUGLAS M. TONOKAWA Douglas M. Tonokawa Vice President of Finance and Chief Accounting Officer (principal accounting officer)

QuickLinks

SCHULER HOMES, INC. INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2 and 3. Not Applicable
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Not Applicable
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES