Form 10-Q
period 2001-12-31
SCHULER HOMES INC
filed 2002-02-14
CIK 1126899

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 31, 2002

Class A Common Stock, $.001 par value	22,366,022
Class B Common Stock, $.001 par value	18,754,727

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

Proposed Merger with D.R. Horton, Inc.

        On October 22, 2001, we entered into a definitive agreement under which we would merge with D.R. Horton, Inc. (NYSE: DHI), through a cash and stock transaction and the assumption of debt. Under the terms of the transaction, each Schuler Homes stockholder shall have the right to elect to receive a combination of cash and stock, or all cash or all stock. However, all cash and all stock elections will be subject to proration in order to limit the total amount of cash consideration to be paid by D.R. Horton to an aggregate of $4.09 multiplied by total Schuler Homes shares outstanding. The merger is expected to close on February 21, 2002, subject to the satisfaction of all closing conditions, including approval of the stockholders of each of Schuler Homes and D.R. Horton at the stockholder meetings of each company, which are scheduled for February 21, 2002.

        This summary description of the terms and conditions of the proposed merger with D.R. Horton, Inc. is qualified in its entirety by reference to the Agreement and Plan of Merger which has been filed as an exhibit to the Joint Proxy Statement/Prospectus of Schuler Homes, Inc. and D.R. Horton, Inc., which is included within the D.R. Horton, Inc. Amendment No. 3 to Form S-4 filed with the SEC on January 16, 2002.

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

Financial Information included in this Form 10-Q

        The financial information in this Form 10-Q for the three and nine months ended December 31, 2001 is consolidated as a result of the April 3, 2001 merger. However, the comparison to prior periods is shown in two different ways. In "Item 1. Financial Statements", the prior period presented includes the predecessor only, as required by accounting principles generally accepted in the United States. In "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", the prior period is shown on a pro forma combined basis to give effect to the merger as if it had occurred on April 1, 2000. Accordingly, the discussion of the results of operations in Item 2 is based on a comparison of the results for the three and nine months ended December 31, 2001 to pro forma combined results for the three and nine months ended December 31, 2000.

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Schuler Homes, Inc.

        We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of December 31, 2001, and the related consolidated statements of income for the three and nine months ended December 31, 2001 and 2000, the consolidated statement of stockholders' equity for the nine months ended December 31, 2001, and the consolidated statements of cash flows for the nine months ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                      ERNST & YOUNG LLP

Los Angeles, California
January 23, 2002

SCHULER HOMES, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2001	March 31, 2001 (predecessor only)
	(unaudited)
ASSETS
Cash and cash equivalents	$11,526	$5,366
Real estate inventories	1,032,119	526,842
Investments in unconsolidated joint ventures	29,300	9,724
Deferred income taxes	9,253	17,389
Goodwill	65,628	9,431
Other assets	85,205	27,139

Total assets	$1,233,031	$595,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$175,356	$70,211
Notes payable	594,952	294,047

Total liabilities	770,308	364,258
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 21,466,130 shares issued at March 31, 2001	—	215
Class A common stock, $.001 par value; 120,000,000 shares authorized; 22,322,362 shares issued and outstanding at December 31, 2001	22	—
Class B common stock, $.001 par value; 50,000,000 shares authorized; 18,754,727 shares issued and outstanding at December 31, 2001	19	—
Additional paid-in capital	255,858	96,543
Retained earnings	206,824	143,592
Treasury stock, at cost; 1,299,700 shares at March 31, 2001	—	(8,717)

Total stockholders' equity	462,723	231,633

Total liabilities and stockholders' equity	$1,233,031	$595,891

See accompanying notes.

SCHULER HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000
		(predecessor only)		(predecessor only)
Revenues	$415,371	$153,493	$1,114,192	$487,040
Cost of sales	(325,644)	(117,207)	(882,416)	(371,147)

Gross profit	89,727	36,286	231,776	115,893
Non-cash charge for impairment of long-lived assets	—	—	—	(36,398)
Selling, general and administrative expenses	(46,368)	(17,349)	(125,665)	(55,619)

Operating income	43,359	18,937	106,111	23,876
Interest and other income (expense), net	1,348	(1,987)	(654)	(6,441)

Income before minority interests in loss (income) of consolidated joint ventures and provision for income taxes	44,707	16,950	105,457	17,435
Minority interests in loss (income) of consolidated joint ventures	40	(372)	(776)	(999)

Income before provision for income taxes	44,747	16,578	104,681	16,436
Provision for income taxes	(17,610)	(6,455)	(41,449)	(6,175)

Net income	$27,137	$10,123	$63,232	$10,261

Net income per share:
Basic	$0.67	$0.50	$1.56	$0.51

Diluted	$0.66	$0.46	$1.51	$0.51

See accompanying notes.

SCHULER HOMES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(dollars in thousands)

(unaudited)

			Class A Common Stock		Class B Common Stock
	Common Stock								Treasury Stock
							Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amoun t			Shares	Amount	Total
Balance at March 31, 2001 (predecessor only)	20,166,430	$215	—	$—	—	$—	$96,543	$143,592	(1,299,700)	($8,717)	$231,633
Merger with Western Pacific	(20,166,430)	(215)	20,166,430	21	20,166,430	20	154,402	—	1,299,700	8,717	162,945
Conversion of Class B shares to Class A shares	—	—	1,411,703	1	(1,411,703)	(1)	—	—	—	—	—
Issuance of shares from exercise of stock options	—	—	717,721	—	—	—	4,733	—	—	—	4,733
Issuance of shares from employee stock purchase plan	—	—	26,508	—	—	—	180	—	—	—	180
Net income	—	—	—	—	—	—	—	63,232	—	—	63,232

Balance at December 31, 2001	—	$—	22,322,362	$22	18,754,727	$19	$255,858	$206,824	—	$—	462,723

See accompanying notes.

SCHULER HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine months ended December 31,
	2001	2000
		(predecessor only)
Operating activities:
Net income	$63,232	$10,261
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	13,372	4,957
Income distribution received from unconsolidated joint ventures in excess of income recognized	3,761	1,476
Change in principal balance of notes receivable	490	748
Forgiveness of note receivable	—	921
Minority interests in income of consolidated joint ventures	776	999
Non-cash charge for impairment of long-lived assets	—	36,398
Changes in assets and liabilities, net of effects of purchase of Western Pacific:
Increase in real estate inventories	(196,327)	(68,281)
Increase in deferred income taxes	(623)	(13,805)
Increase in other assets	(35,547)	(12,893)
Increase in accounts payable and accrued liabilities	15,588	233

Net cash used in operating activities	(135,278)	(38,986)
Investing activities:
Cash acquired in purchase of Western Pacific, net of acquisition costs paid	41,554	—
Advances to unconsolidated joint ventures	(4,036)	(2,078)
Repayments of advances to unconsolidated joint ventures	1,776	1,976
Investments in unconsolidated joint ventures	(3,329)	(2,777)
Capital distributions from unconsolidated joint ventures	6,031	603
Purchase of furniture, fixtures, and equipment	(854)	(1,572)
Repayment of advances to affiliates	320	351

Net cash provided by (used in) investing activities	41,462	(3,497)
Financing activities:
Proceeds from bank borrowings	823,800	238,697
Principal payments on bank borrowings	(994,403)	(194,691)
Principal payments on convertible debt	(57,500)	—
Proceeds from issuance of senior and senior subordinated notes, net of offering costs	391,200	—
Net decrease in discount on issuance of senior notes	121	120
Proceeds from notes payables to others	42,709	—
Principal payments on notes payables to others	(92,208)	(2,910)
Proceeds from participating debt	317	—
Principal payments on participating debt	(10,627)	—
Contributions by minority partners in consolidated joint ventures	1,768	—
Distributions to minority partners in consolidated joint ventures	(10,114)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	180	118
Proceeds from issuance of common stock from exercise of stock options	4,733	92

Net cash provided by financing activities	99,976	41,426

Increase (decrease) in cash and cash equivalents	6,160	(1,057)
Cash and cash equivalents at beginning of period	5,366	4,737

Cash and cash equivalents at end of period	$11,526	$3,680

See accompanying notes.

SCHULER HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands, except per share data)

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

        In June 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has early-adopted the new rules on accounting for goodwill and other intangible assets beginning April 1, 2001. As a result, the Company has allocated its goodwill to its single homebuilding reporting unit and performed the required goodwill impairment test. During the nine months ended December 31, 2001, the Company has not recognized any impairment losses related to its goodwill. Application of the nonamortization provisions of the Statement has resulted in a reduction in amortization expense of approximately $1,374 and $4,122, including amortization of the goodwill result from the Western Pacific merger, for the three and nine months ended December 31, 2001 respectively compared to the results had the Statement not been adopted. The following summarizes the pro forma impact of the nonamortization approach for the three and nine months ended December 31, 2000 as if the Statement was adopted on April 1, 2000:

	Three months ended December 31, 2000	Nine months ended December 31, 2000
Net income, as previously reported	$10,123	$10,261
Amortization of goodwill, net of tax (excluding impairment charge of $482 in nine months ended December 31, 2000)	96	293

Net income, as adjusted	$10,219	$10,554

Net income per share, as adjusted
Basic	$0.51	$0.52

Diluted	$0.47	$0.52

        Additionally, the Company has separately identified the following intangible asset which is reflected in other assets:

	Gross amount	Accumulated amortization	Net amount
Non-compete agreement	$5,000	$(1,250)	$3,750

        At December 31, 2001, the remaining estimated useful life of the non-compete agreement was 15 years.

        For the three and nine months ended December 31, 2001, amortization expense related to the intangible asset totaled $62 and $186, respectively.

        The future estimated amortization expense for the intangible asset for the years ended March 31 is as follows:

2002	$63
2003	250
2004	250
2005	250
2006	250
Thereafter	2,687

$3,750

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

        As a result of the transactions described above, the historical results of Western Pacific are not reflected in those of the Company prior to April 3, 2001. As such, the accompanying consolidated financial statements reflect the historical results of Schuler Residential (the predecessor entity) as of March 31, 2001 and for the three and nine months ended December 31, 2000 and the historical results of the Company (including the combined businesses of Schuler Residential and Western Pacific) as of December 31, 2001 and for the three and nine months ended December 31, 2001. See Note 9 for pro forma condensed combined financial data for the three and nine months ended December 31, 2000 giving effect to the transactions described above as if they had occurred on April 1, 2000.

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

        In connection with the merger with Western Pacific, the Company purchased minority interests for $9,000, which is payable as follows: $2,500 upon completion of the merger (paid in April 2001), $2,000 on the one-year anniversary of the completion of the merger, and a note for $4,500 that matures four years after the completion of the merger and that bears interest at 7%. The note payable can be offset against a related note receivable in other assets and, as a result, the Company has a net liability of $2,000, which is reflected in accounts payable and accrued liabilities at December 31, 2001.

        The deferred income tax liability is related to the income tax effect of timing differences created as a result of the contribution to the Company of the ownership interests in Western Pacific that were previously held in limited partnerships and limited liability companies.

3. Real Estate Inventories

        The purchase price for certain of the land parcels purchased by the Company during the nine months ended December 31, 2001 and 2000 included notes payable to land sellers in the aggregate amount of $10,729 and $7,607, respectively.

        Information regarding interest and amortized debt expense are as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2001	2000	2001	2000
		(Predecessor only)		(Predecessor only)
Amount incurred	$14,042	$5,809	$43,881	$16,229
Amount capitalized	$13,521	$4,237	$39,821	$11,678
Amount expensed, not capitalized	$521	$1,572	$4,060	$4,551
Previously capitalized amount charged to cost of sales	$13,303	$3,855	$37,904	$12,852
Capitalized amount in real estate inventories at end of period	$45,306	$16,006	$45,306	$16,006
Interest paid	$6,043	$6,531	$23,956	$16,066

4. Notes payable

        Notes payable consists of the following at December 31, 2001:

Revolving credit facility	$81,915
9% senior notes due 2008	98,991
9 3/8% senior notes due 2009	250,000
10 1/2% senior subordinated notes due 2011	150,000
Notes payable to others	14,046

$594,952

        On June 28, 2001, the Company obtained a new senior unsecured revolving credit facility from a consortium of banks in the amount of $225,000 (the "Revolving Credit Facility") for general corporate and working capital purposes. In August 2001, as a result of further syndication efforts, the amount committed under the facility was increased to $360,000. Up to $50,000 of the Revolving Credit Facility may be used for letters of credit. Amounts available under the Revolving Credit Facility are subject to certain borrowing base limitations based upon, among other things, the amount of certain outstanding debt and the amount of the Company's eligible inventory, multiplied by advance rates determined by reference to the stage of development of each item of eligible inventory.

        The Company may select an interest rate applicable to the borrowings under the Revolving Credit Facility based on either LIBOR, for a one, two, three or six-month term, or the prime rate. Subject to the Company's then-effective leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.75% to 2.50% or the prime rate plus 0% to 0.50%.

        The Revolving Credit Facility is guaranteed by certain of our wholly-owned subsidiaries. It has a three-year term, extendible out to a full three-year term on each anniversary of the closing date at the banks' discretion. Under the terms of the Revolving Credit Facility, the Company is required to meet certain covenants and financial tests on an ongoing basis. As of December 31, 2001, the Company met such covenants and financial tests.

        At December 31, 2001, there were $81.9 million outstanding borrowings under the Revolving Credit Facility. At that date, the Company's maximum limit for borrowings and additional financial letters of credit was $330.5 million pursuant to the borrowing base limit.

        On June 28, 2001, the Company consummated the issuance and sale of its 9 3/8% Senior Notes due 2009, in the aggregate principal amount of $250,000, and of its 10 1/2% Senior Subordinated Notes due 2011, in the aggregate principal amount of $150,000 (collectively, the "Notes"). In connection with the issuance and sale of the Notes, the Company entered into (i) a Purchase Agreement with the Company's subsidiaries, and with UBS Warburg LLC, Banc of America Securities LLC, Fleet Securities, Inc. and Salomon Smith Barney, Inc. (collectively, the "Initial Purchasers") providing for the purchase of the Notes by the Initial Purchasers; (ii) Registration Rights Agreements with the Company's subsidiaries and the Initial Purchasers, pursuant to which the Company agreed to file a registration statement within 90 days after June 28, 2001 with the Securities and Exchange Commission with respect to the offer and sale of $400,000 in aggregate principal amount of notes (the "Exchange Notes") to be issued and offered in exchange for the Notes in an exchange offer, as well as to register the Notes pursuant to one or more shelf registrations under certain circumstances, all at the Company's expense; and (iii) Indentures with U.S. Bank Trust National Association, as Trustee, pursuant to which the Notes and the Exchange Notes will be governed. The Company received net proceeds from the offering of approximately $391,200. The Company repaid a substantial portion of its and its subsidiaries' outstanding indebtedness, other than the 9% Senior Notes due 2008, with the proceeds of the offering of the Notes. The offering costs are amortized over the term of the Notes using the effective interest method. In September, 2001, the Company filed a Form S-4 Registration Statement with the U.S. Securities and Exchange Commission to register the Exchange Notes.

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

6. Income Taxes

        During the nine months ended December 31, 2001 and 2000, the Company made income tax payments, net of refunds, of $36,295 and $25,609, respectively.

7. Net Income Per Share

        Basic net income per share for the three and nine months ended December 31, 2001 were computed using the weighted average number of common shares outstanding during the periods of 40,790,342 and 40,608,130, respectively. Basic net income per share for the three and nine months ended December 31, 2000 were computed using the weighted average number of common shares outstanding of 20,131,249 and 20,113,543, respectively.

        Diluted net income per share for the three and nine months ended December 31, 2001 and the three months ended December 31, 2000, were computed by adding to net income the interest expense of $0, $898 and $600, respectively (net of related income taxes), which is applicable to convertible subordinated debentures, and dividing by 41,324,937, 42,581,268 and 23,080,686, respectively, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures and the exercise under the treasury stock method of all in-the-money stock options outstanding. The computation of diluted net income per share for the nine months ended

December 31, 2000 resulted in amounts of greater than the basic net income per share. Accordingly, the basic net income per share for these periods is also presented as the diluted net income per share.

        During the nine months ended December 31, 2001, the Company redeemed its 6 1/2% convertible subordinated debentures, decreasing the related interest added to net income and the number of incremental shares assuming conversion of the debentures for the calculation of diluted earnings per share.

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

9. Unaudited Pro Forma Condensed Combined Financial Data

        The following unaudited pro forma condensed combined financial data for the three and nine months ended December 31, 2000 are derived from the historical financial statements of Schuler Residential and Western Pacific. The unaudited pro forma condensed combined financial data give effect to the merger with Western Pacific as if it had occurred at April 1, 2000. Pro forma adjustments to historical financial data include adjustments that we deem appropriate, reflecting items of recurring significance and which are factually supported based on currently available information. Pro forma adjustments typically include an adjustment to include provision for income taxes.

        The unaudited pro forma condensed combined financial data are presented for illustrative purposes only and do not purport to represent our results of operations for the three-month and nine-month periods ended December 31, 2000 that would actually have occurred had the merger been completed on April 1, 2000, nor do they represent a forecast of our results of operations for any future period. The data below does not include amortization of goodwill resulting from the merger with Western Pacific.

	Three months ended December 31, 2000	Nine months ended December 31, 2000
Revenues	$353,585	$853,092
Net income	$21,083	$25,546

Net income per share:
Basic	$0.52	$0.64

Diluted	$0.50	$0.64

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

        We were formed in connection with the April 3, 2001 merger in which the businesses of Western Pacific Housing and Schuler Residential, Inc. (formerly Schuler Homes, Inc.) were combined. As our combined operating history began at that time, comparisons to our financial condition and results of operations at and for the quarter and nine months ended December 31, 2000 described in this section are based upon the pro forma combined historical operations of Schuler Residential and Western Pacific at and for the quarter and nine months ended December 31, 2000.

        We recorded revenues of $415.4 million, primarily from the closings of 1,495 new homes during the three months ended December 31, 2001, a 17.5% increase as compared to pro forma combined revenues of $353.6 million, primarily from the pro forma combined closings of 1,188 new homes during the three months ended December 31, 2000. Net income during the three months ended December 31, 2001 totaled $27.1 million, or diluted earnings of $0.66 per share, a 28.7% increase from pro forma combined net income of $21.1 million, or $0.50 diluted earnings per share during the same three months in 2000.

        During the nine months ended December 31, 2001, we recorded revenues of $1.1 billion, primarily from the closings of 3,967 new homes, a 30.6% increase as compared to pro forma combined revenues of $853.1 million, primarily from the pro forma combined closings of 3,303 new homes during the nine months ended December 31, 2000. Net income during the nine months ended December 31, 2001 totaled $63.2 million, or diluted earnings of $1.51 per share, a 32.4% increase from pro forma combined net income of $47.7 million, before non-cash impairment charges of $22.2 million net of tax provision, or $1.15 diluted earnings per share during the same nine months in 2000.

        At December 31, 2001, we had 1,692 sales in backlog with an aggregate dollar value of $524.0 million, 90 active projects in the sales stage, and control of over 29,500 lots, approximately 49% of which are under option.

Results of Operations

        The financial statements included herein in "PART I. Item 1. Financial Statements" include comparisons to predecessor-only financial statements at and for the quarter and nine months ended December 31, 2000, as required by accounting principles generally accepted in the United States. In order to provide a more meaningful comparison, included below is statements of income data, which includes a comparison to unaudited proforma combined statement of income data that give effect to the merger as if it had occurred on April 1, 2000.

        While this pro forma information is based on adjustments deemed appropriate and which are factually supported based on currently available data, the pro forma information may not be indicative of what actual results would have been, nor does this information purport to present financial results for future periods.

Statement Of Income Data

	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000(1)
	(Unaudited) (in 000s, except per share data)		(Unaudited) (in 000s, except per share data)
Revenues	$415,371	$353,585	$1,114,192	$853,092
Cost of sales	(325,644)	(275,089)	(882,416)	(665,073)

Gross profit	89,727	78,496	231,776	188,019
Selling, general and administrative expenses	(46,368)	(34,838)	(125,665)	(93,796)

Operating income	43,359	43,658	106,111	94,223
Interest and other income (expense), net	1,348	(2,622)	(654)	(7,219)

Income before minority interests in loss (income) of consolidated joint ventures and provision for income taxes	44,707	41,036	105,457	87,004
Minority interests in loss (income) of consolidated joint ventures	40	(5,971)	(776)	(8,388)

Income before provision for income taxes	44,747	35,065	104,681	78,616
Provision for income taxes (2)	(17,610)	(13,982)	(41,449)	(30,872)

Net income	$27,137	$21,083	$63,232	$47,744

Net income per share:
Basic (3)	$0.67	$0.52	$1.56	$1.19

Diluted (4)	$0.66	$0.50	$1.51	$1.15

(1)
Results are shown on a pro forma combined basis to include Western Pacific Housing, which merged with Schuler Homes on April 3, 2001. In addition, results for the nine months ended December 31, 2000 exclude a non-cash charge for impairment of long-lived assets of $36,398.

(2)
Includes the pro forma effect on combined provision for income taxes resulting from the operations of Western Pacific and Schuler Residential, based on an effective tax rate for Western Pacific of 40.72% based on federal and California tax rates. Prior to the merger, Western Pacific was operated through a series of partnerships and therefore was not subject to taxation at the entity level.

(3)
Basic net income per share was computed using weighted average number of shares of 40,790 and 40,608 for the three and nine month periods ended December 31, 2001, respectively and 40,262 and 40,227 for the three month and nine month periods ended December 31, 2000, respectively.

(4)
Diluted net income per share for the three and nine month periods ended December 31, 2001 was computed by adding to net income the interest expense applicable to convertible subordinated debentures of $0 and $898 and using the weighted average number of shares outstanding of 41,325 and 42,581, respectively. Diluted net income per share for the three and six month periods ended December 31 2000 was computed by adding to net income the interest expense applicable to convertible subordinated debentures of $600 and $1,799 and using the weighted average number of shares outstanding of 43,212 and 42,966, respectively. The convertible debentures were redeemed by the Company in August, 2001.

        Our number of new home orders, homes closed and backlog (including joint ventures) are set forth below for the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
New Home Orders:	2001	2000 (1)	2001	2000 (1)
Southern California	445	283	1,361	1,034
Northern California	301	340	913	1,016
Colorado	256	332	981	989
Hawaii	76	97	281	289
Washington	56	55	215	214
Oregon	28	42	96	192
Arizona	23	3	87	3

Total	1,185	1,152	3,934	3,737

	Three Months Ended December 31,		Nine Months Ended December 31,
Home Closings:	2001	2000 (1)	2001	2000 (1)
Southern California	419	344	1,121	786
Northern California	379	346	972	687
Colorado	461	268	1,150	1,097
Hawaii	90	95	271	265
Washington	76	89	245	281
Oregon	39	46	149	187
Arizona	31	—	59	—

Total	1,495	1,188	3,967	3,303

	At December 31,
	2001		2000(1)
Backlog (2)	Homes	Sales Value	Homes	Sales Value
Southern California	658	$221,368	562	$168,572
Northern California	325	122,478	620	233,541
Colorado	416	98,709	538	110,998
Hawaii	155	45,876	111	33,001
Washington	65	19,649	70	24,199
Oregon	14	2,791	50	9,865
Arizona	59	13,085	3	691

Total	1,692	$523,956	1,954	$580,867

(1)
December 2000 results are shown on a pro forma combined basis to include Western Pacific, which merged with Schuler Homes on April 3, 2001.

(2)
Backlog represents homes subject to pending sales contracts, some which are subject to contingencies, including mortgage loan approval, the sale of existing homes by customers and government project approvals and, accordingly, no assurances can be made that homes in backlog will result in actual closing. The sales values are in thousands.

        Our number of projects in the sales stage and land position (including joint ventures) as of December 31, 2001 are as follows:

	As of December 31, 2001 (1)
Market	Total Number of Projects for Development (2)	Number of Projects in Sales Stage (3)	Building Sites Owned or Controlled (4)
Southern California	63	19	8,100
Northern California	67	22	8,400
Colorado	44	25	7,400
Hawaii	29	7	3,600
Washington	20	6	1,300
Oregon	5	4	200
Arizona	8	7	600

Total	236	90	29,600

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

(4)
Represents the estimated number of homes based on approximately 0 lots relating to land owned and approximately 0 lots relating to land under option or similar contracts, including homes under construction and backlog. Although we currently intend to consummate the purchase of the parcels under purchase options or similar contracts, we cannot assure you that we will complete the purchases or acquire the land purchase option.

New Home Orders and Backlog

        New home orders during the three months ended December 31, 2001 totaled 1,185, a 2.9% increase as compared to pro forma combined new home orders of 1,152 during the same three months in 2000. The increase in new home orders is mainly attributable to a strong sales performance in southern California, where we have increased our focus on first-time buyers, partially offset by decreased sales in northern California and Colorado.

        New home orders during the nine months ended December 31, 2001 totaled 3,934, a 5.3% increase as compared to pro forma combined new home orders of 3,737 during the same nine months in 2000. The increase in new home orders reflects the strength in southern California, where we have increased our focus on first-time buyers.

        The aggregate sales value of homes in backlog at December 31, 2001 decreased by 9.8% from a year ago, primarily reflecting a 13.4% decrease in the number of homes in backlog offset by a 4.2% increase in the average sales price of homes in backlog.

Revenues

        We recorded revenues of $415.4 million during the three months ended December 31, 2001, or 17.5% increase as compared to pro forma combined revenues of $353.6 million during the three months ended December 31, 2000. This is a result of a 25.8% increase in the number of homes closed offset by a 3.9% decrease in the average sales price of homes closed, reflecting our increased presence in the first-time buyer segment in southern California where the average sales price of homes closed in that area decreased from $329,000 during the three months ended December 31, 2000 on a pro forma combined basis to $302,000 during the three months ended December 31, 2001. Revenues for the three months ended December 31, 2001 include $.5 million from the sale of land in Arizona. Revenues for the three months ended December 31, 2000 include $10.8 million from the sale of land in California.

        We recorded revenues of $1.1 billion during the nine months ended December 31, 2001, or 30.6% increase as compared to pro forma combined revenues of $853.1 million during the nine months ended December 31, 2000. This is a result of a 20.1% increase in the number of homes closed and a 5.7% increase in the average sales price of homes closed, reflecting a larger portion of homes closed in California and a smaller portion of homes closed in Colorado in the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000 on a pro forma combined basis.

Gross Profit

        Gross profit as a percentage of revenues decreased from 22.9% during the three months ended December 31, 2000 on a pro forma combined basis to 21.6% (excluding the land sales) during the three months ended December 31, 2001, primarily reflecting a differing product mix between the periods as well as a return to more historically typical gross profit margins earned in northern California as compared to the unusually high margins earned during the three months ended December 31, 2000. Gross profit as a percentage of revenues decreased from 22.3% during the nine months ended December 31, 2000 on a pro forma combined basis to 21.3% (excluding the land sales) during the nine months ended December 31, 2001, for the same reasons mentioned in the preceding sentence.

Selling, General and Administrative Expense

        As a percentage of revenues (excluding the land sales), our selling, general and administrative expense increased from 10.2% during the three months ended December 31, 2000 on a pro forma combined basis to 11.2%, and increased slightly from 11.1% during the nine months ended December 31, 2000 on a pro forma combined basis, excluding the land sales, to 11.5%. The increase during the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 is a result of higher selling expenses because of more actively selling projects and due to incurring more marketing costs in advance of closings, in addition to increased selling concessions. At December 31, 2001, there were 90 actively selling projects as compared to 86 actively selling projects at December 31, 2000.

Interest and Other Income (Expense)

        Interest and other income (expense) increased by $4.0 million from the three months ended December 31, 2000 on a pro forma combined basis to the same period in 2001. This was primarily due to decreased financing costs expensed, limited use of joint venture financing and increased income from unconsolidated joint ventures due to more deliveries in these projects during the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 on a pro forma combined basis. There were 60 deliveries in unconsolidated joint ventures in the three months ended December 31, 2001 as compared to 43 deliveries in the three months ended December 31, 2000 on a pro forma combined basis.

        Interest and other income (expense) increased by $6.6 million from the nine months ended December 31, 2000 on a pro forma combined basis to the nine months ended December 31, 2001. This was primarily due to a) amortization of intangibles and forgiveness of a portion of a note receivable during the nine months ended December 31, 2000 relating to the departure of the former president of our Oregon division, b) increased marketing fees earned during the nine months ended December 31,

2001 relating to the sale of model homes previously under leaseback, and c) limited use of joint venture financing.

Minority Interest in Income of Consolidated Joint Ventures

        Minority interest in income of consolidated joint ventures decreased by $6.0 million from the three months ended December 31, 2000 on a pro forma combined basis compared to the three months ended December 31, 2001. The decrease was primarily due to there being no deliveries from consolidated joint ventures during the three months ended December 31, 2001 as compared to 56 deliveries from consolidated joint ventures during the three months ended December 31, 2000.

        Minority interest in income of consolidated joint ventures decreased by $7.6 million from the nine months ended December 31, 2000 on a pro forma combined basis compared to the nine months ended December 31, 2001. The decrease was primarily due to there being only six deliveries from consolidated joint ventures during the nine months ended December 31, 2001 as compared to 106 deliveries from consolidated joint ventures during the nine months ended December 31, 2000.

Provision for Income Taxes

        Our effective income tax rate was 39.4% and 39.9% for the three months ended December 31, 2001 and 2000, respectively, and, 39.6% and 39.3% for the nine months ended December 31, 2001 and 2000, respectively.

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

        In conjunction with the offerings of the Notes, we also closed a new credit facility with Bank of America, N.A., Fleet National Bank, First Hawaiian Bank and California Bank & Trust for them to provide us with $225 million senior unsecured revolving borrowings during a three year period (the "Revolving Credit Facility"). We have the ability to increase the amount of the Revolving Credit Facility to an amount not exceeding $400 million. During the quarter ended September 30, 2001, eight additional banks joined as participants, increasing the credit facility to $360 million. We may use up to $50 million of the Revolving Credit Facility for letters of credit. Amounts available under the Revolving Credit Facility are subject to certain borrowing base limitations based upon, among other things, the amount of certain outstanding debt and the amount of our eligible inventory, multiplied by advance rates determined by reference to the stage of development of each item of eligible inventory. At December 31, 2001, our maximum limit for borrowings and additional financial letters of credit was $330.5 million.

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

        We acquire land for future homebuilding operations through takedowns of lots subject to option purchase contracts. The use of option contracts generally lessens land-related risk and improves liquidity by allowing us to control a large number of lots with contract deposits. As of December 31, 2001, we controlled approximately 29,600 lots in 236 communities. Of these lots, approximately 49% were under option contracts with deposits totaling $43.3 million, which is included in real estate inventories. We expect to utilize a combination of cash flow from operations and our revolving credit facility to acquire these land parcels.

        We have also entered into financial joint ventures to acquire and develop residential communities, typically with financial partners who fund the acquisition and development of land and sell finished building sites to us pursuant to option purchase contracts and with sellers of land who contribute their property to the joint venture in exchange for a profits interest upon completion and sale of the homes. As of December 31, 2001, we were participating in 9 joint ventures totaling 702 building lots with an investment of $29.3 million. We have guaranteed approximately $4.0 million of joint venture debt of which total joint venture debt is $31.5 million.

        During the quarter ended December 31, 2001, we incurred new debt secured by land purchased of approximately $10.2 million.

        We have no other material commitments or material off-balance sheet financing arrangements that would tend to affect future liquidity and anticipate that we can satisfy our current and near-term capital requirements based on our current capital resources and additional liquidity available under our new credit facility. We believe we can meet our long-term capital needs, including meeting debt payments and refinancing or paying off other long-term debt, from operations and external financing sources, assuming that no significant adverse changes in our business or general economic conditions occur. However, we cannot assure you that we will not require additional financing and may need additional funds to support more rapid expansion, respond to competitive pressures or respond to unanticipated requirements. We cannot assure you that additional funding will be available on attractive terms, or at all.

New Developments

        On October 22, 2001, we entered into a definitive agreement under which we would merge with D.R. Horton, Inc. through a cash and stock transaction and the assumption of debt. Under the terms of the transaction, each Schuler Homes stockholder will have the right to elect to receive a combination of cash and stock, or all cash or all stock. However, all cash and all stock elections will be subject to proration in order to limit the total amount of cash consideration to be paid by D.R. Horton to an aggregate of $4.09 multiplied by total Schuler Homes shares outstanding. The merger is expected to close on February 21, 2002, subject to the satisfaction of all closing conditions, including approval of the stockholders of each of Schuler Homes and D.R. Horton at the stockholder meetings of each company, which are scheduled for February 21, 2002. This summary description of the terms and conditions of the proposed merger with D.R. Horton, Inc. is qualified in its entirety by reference to the Agreement and Plan of Merger which has been filed as an exhibit to the Joint Proxy Statement/Prospectus of Schuler Homes, Inc. and D.R. Horton, Inc., which is included within the D.R. Horton, Inc. Amendment No. 3 to Form S-4 filed with the SEC on January 16, 2002.

        Terrorist attacks in New York City and Washington, D.C. on September 11, 2001 disrupted business and commerce throughout the U.S., resulted in significant loss of life and caused significant volatility and declines in U.S. and foreign securities markets. The continued threat of terrorism within the U.S. and abroad, and the potential for military action and heightened security measures in response to that threat, may cause additional disruptions to commerce, reduce economic activity and result in continued volatility in markets throughout the world. Our decline in new home orders in certain of our markets for the quarter ended December 31, 2001 as compared to the pro forma number of new home orders for the quarter ended December 31, 2000 suggests these events have adversely affected our rate of new home orders and may continue to do so in coming months.

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

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement No. 144"), effective for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121. The Company does not believe Statement No. 144 will have a significant impact on the earnings or financial position of the Company upon adoption.

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

Item 2 through 5.

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits. None.

  (b)
  Reports on Form 8-K.

  1.
  A Current Report on Form 8-K dated October 4, 2001 reported the Company's operational results for the quarter and six months ended September 30, 2001. This event was reported under Item 5 of such Form 8-K.

  2.
  A Current Report on Form 8-K dated October 22, 2001 reported the signing of an Agreement and Plan of Merger with D.R. Horton, Inc. This event was reported under Item 5 of such Form 8-K.

  3.
  A Current Report on Form 8-K dated October 25, 2001 reported the Company's financial results for the quarter and six months ended September 30, 2001. This event was reported under Item 5 of such Form 8-K.

  4.
  A Current Report on Form 8-K dated November 8, 2001 reported an amendment to the Agreement and Plan of Merger with D.R. Horton, Inc. This event was reported under Item 5 of such Form 8-K.

  5.
  A Current Report on Form 8-K dated December 10, 2001 reported the Company's announcement to extend the expiration of its exchange offer relating to its 9 3/8% Senior Notes due 2009 and 10 1/2% Senior Subordinated Notes due 2011. This event was reported under Item 5 of such Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SCHULER HOMES, INC.
Date: February 14, 2002	By:	/s/ JAMES K. SCHULER James K. Schuler Co-Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Date: February 14, 2002	By:	/s/ THOMAS CONNELLY Thomas Connelly Senior Vice President and Chief Financial Officer (principal financial officer)
Date: February 14, 2002	By:	/s/ DOUGLAS M. TONOKAWA Douglas M. Tonokawa Vice President of Finance and Chief Accounting Officer (principal accounting officer)

QuickLinks

SCHULER HOMES, INC. INDEX
PART I—FINANCIAL INFORMATION
SCHULER HOMES, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands)
SCHULER HOMES, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share data) (unaudited)
SCHULER HOMES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (dollars in thousands) (unaudited)
SCHULER HOMES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
SCHULER HOMES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (dollars in thousands, except per share data)
PART II. OTHER INFORMATION
SIGNATURES